Form 10QSB
period 1996-09-30
DENTLCARE MANAGEMENT INC
filed 1996-11-13
CIK 1006728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: SEPTEMBER 30, 1996          Commission File Number: 0-28680
                   ------------------                                  -------

                           DENTLCARE MANAGEMENT, INC.
        Exact name of small business issuer as specified in its charter)

              Nevada                                    88-0301637
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                     8118 E. 63rd St., Tulsa, Oklahoma 74133
                    (Address of principal executive offices)

                                 (918) 254-6600
                           (Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.        Yes / /        No      /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

 COMMON STOCK $0.001 PAR VALUE                    11,071,700
 -----------------------------               -------------------
          Class                           Outstanding at September 30, 1996

Transitional Small Business Disclosure Format:       Yes    / /    No   /X/

                           DENTLCARE MANAGEMENT, INC.

                                      Index


PART I.         Financial Information

  Item 1.       Consolidated Balance Sheets -
                September 30, 1996 and December 31, 1995                          3

                Consolidated Statements of Operations -
                Three and Nine Months Ended September 30, 1996                    4

                Consolidated Statement of Stockholders' Equity -
                Nine Months Ended September 30, 1996                              5

                Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 1996                            6-8

                Notes to Consolidated Financial Statements                     9-11



  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 12-13


PART II.        Other Information                                                14


                                    2 of 14

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              1996              1995
                                                                          (UNAUDITED)         (AUDITED)
                                                                          -----------        -----------
                                         ASSETS
Cash                                                                      $    60,184        $     5,127
Barter Currency (net of $184,900 & $204,163 reserves)                       1,047,768          1,163,974
Marketable Securities                                                         690,000                 --
Due From Trustee                                                              836,577                 --
Accounts Receivable (net of $74,819 & $74,819 reserves)                       957,889            226,284
Due From Employees                                                                 --              7,412
Supplies Inventory                                                            131,324             79,063
Prepaid Expenses                                                               86,015              8,548
                                                                          -----------        -----------
TOTAL CURRENT ASSETS                                                        3,809,757          1,490,408

Net Property & Equipment                                                    1,626,264            503,827
Barter Currency, less current (net of $184,900 & $204,164 reserves)         1,047,768          1,156,927
Due From Trustee                                                              862,397                 --
Goodwill (net of accumulated amortization of $269,636 & $157,080)           2,079,630          1,727,893
Deposits                                                                       16,720             11,260
                                                                          -----------        -----------

TOTAL ASSETS                                                              $ 9,442,536        $ 4,890,315
                                                                          ===========        ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Bank Overdraft                                                            $        --        $    12,180
Notes Payable and Current Portion of Long Term Debt                           935,748          1,524,301
Accounts Payable - Trade                                                      397,137            837,812
Accrued Expenses                                                              220,917            851,135
Due to Stockholders                                                            13,479            193,075
                                                                          -----------        -----------
TOTAL CURRENT LIABILITIES                                                   1,567,281          3,418,503
                                                                          -----------        -----------

LONG TERM DEBT (LESS CURRENT PORTION)                                         767,811                 --
                                                                          -----------        -----------

DEFERRED INCOME TAXES                                                          20,748             20,748
                                                                          -----------        -----------

Preferred Stock                                                             2,500,000          2,500,000
Common Stock                                                                   11,072              3,634
Additional Paid-In Capital                                                  6,527,739            357,477
Retained Earnings                                                          (1,952,115)        (1,410,047)
                                                                          -----------        -----------
TOTAL EQUITY                                                                7,086,696          1,451,064
                                                                          -----------        -----------

TOTAL LIABILITIES & EQUITY                                                $ 9,442,536        $ 4,890,315
                                                                          ===========        ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    3 of 14

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS         NINE MONTHS
                                                  ENDED 9/30/96       ENDED 9/30/96
                                                  -------------       -------------

Management Fees                                   $  1,585,870        $ 3,393,505

Cost of Materials and Supplies                         249,646            560,207
Selling, General and Administrative Expense          1,482,555          3,408,529
                                                  ------------        -----------

Operating Loss                                        (146,331)          (575,231)

Other Income (Expense)
      Other Income                                      93,400            101,519
      Interest Expense                                 (29,072)           (68,356)
                                                  ------------        -----------

Net Loss Before Income Taxes                           (82,003)          (542,068)

Income Taxes                                               nil                nil
                                                  ------------        -----------

Net Loss                                          $    (82,003)       $  (542,068)
                                                  ============        ===========


Net Loss Per Common Share                         $      (0.01)       $     (0.07)
                                                  ============        ===========

Weighted Average Common Shares Outstanding          10,983,928          7,489,399
                                                  ============        ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    4 of 14

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                          PREFERRED STOCK                   COMMON STOCK
                                       ----------------------          ----------------------
                                       SHARES         AMOUNT           SHARES         AMOUNT
                                       ------         ------           ------         -------

Balances at December 31, 1995          25,000       $2,500,000        3,634,200       $ 3,634

Issuance of Common Stock Under
    Reg. D, Rule 504                                                  2,000,000         2,000

Issuance of Common Stock in the
    Acquisition of HPS-Nevada                                         1,350,000         1,350

Issuance of Common Stock for the
    payment of liabilities                                               12,500            13

Issuance of Common Stock for
   cash in exchange for
   warrants exercised                                                    25,000            25

Issuance of Common Stock for
    marketable securities in
    exchange for warrants
    exercised                                                           300,000           300

Issuance of Common Stock in the
    Confirmation of a
    subsidiary's Plan
    of Reorganization                                                 2,400,000         2,400

Issuance of Common Stock in the
    Acquisition of HPS-Illinois                                       1,350,000         1,350

Net Loss for Period
                                       ------       ----------       ----------       -------

Balances September 30, 1996            25,000       $2,500,000       11,071,700       $11,072
                                       ======       ==========       ==========       =======





                                        ADDITIONAL                            STOCK-
                                          PAID-IN                            HOLDERS'
                                          CAPITAL         DEFICIT            EQUITY
                                       ----------       -----------        -----------


Balances at December 31, 1995          $  357,477       $(1,410,047)       $ 1,451,064

Issuance of Common Stock Under
    Reg. D, Rule 504                      998,000                            1,000,000

Issuance of Common Stock in the
    Acquisition of HPS-Nevada                                                    1,350

Issuance of Common Stock for the
    payment of liabilities                 24,987                               25,000

Issuance of Common Stock for
   cash in exchange for
   warrants exercised                      49,975                               50,000

Issuance of Common Stock for
    marketable securities in
    exchange for warrants
    exercised                             599,700                              600,000

Issuance of Common Stock in the
    Confirmation of a
    subsidiary's Plan
    of Reorganization                   4,497,600                            4,500,000

Issuance of Common Stock in the
    Acquisition of HPS-Illinois                                                  1,350

Net Loss for Period                                        (542,068)          (542,068)
                                       ----------       -----------        -----------

Balances September 30, 1996            $6,527,739       $(1,952,115)       $ 7,086,696
                                       ==========       ===========        ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    5 of 14

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)




INCREASE IN CASH

Cash Flows From Operating Activities
    Cash Received From Customers                                    $ 2,949,100
    Cash Paid to Suppliers and Employees                             (3,472,371)
    Interest Paid                                                       (68,356)
                                                                    -----------

    Net Cash Used by Operating Activities                              (591,627)
                                                                    -----------


Cash Flows From Investing Activities
    Capital Expenditures                                               (160,789)
    Cash acquired in acquisitions                                         7,578
                                                                    -----------

    Net Cash Used by Investing Activities                              (153,211)
                                                                    -----------


Cash Flows from Financing Activities
    Proceeds from Notes Payable                                          43,954
    Repayments of Notes Payable                                         (36,059)
    Proceeds from Common Stock Offering                                 792,000
                                                                    -----------

    Net Cash Used Provided by Financing Activities                      799,895
                                                                    -----------


Net Increase in Cash                                                     55,057

Cash, Beginning of Period                                                 5,127
                                                                    -----------

Cash, End of Period                                                 $    60,184
                                                                    ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    6 of 14

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

RECONCILIATION OF NET LOSS TO NET CASH USED BY
    OPERATING ACTIVITIES

Net Loss                                                               $(542,068)
Adjustments to Reconcile Net Loss to Net Cash used by
  Operating Activities
    Depreciation of Property and Equipment                                64,600
    Amortization of Goodwill                                             112,556
    Unrealized gain from marketable securities                           (90,000)
    Decrease (Increase) in Due from Trustee                              336,379
    Decrease (Increase) Barter Currency, Net                             225,365
    Decrease (Increase) in Accounts Receivable                          (545,924)
    Decrease (Increase) in Due From Employees                              7,412
    Decrease (Increase) in Supplies Inventory                            (52,261)
    Decrease (Increase) in Prepaids                                      (76,977)
    Decrease (Increase) in Deposits                                       (2,743)
    Increase (Decrease) in Accounts Payable and Accrued Expenses          44,599
    Increase (Decrease) in Due to Stockholders                           (72,565)
                                                                       ---------

Net Cash Used in Operating Activities                                  $(591,627)
                                                                       =========

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

Acquisitions of HPS-Nevada and HPS-Illinois
    Increase in Accounts Receivable                                      185,681
    Increase in Dental Equipment                                         515,020
    Increase in Other Assets                                               3,206
    Increase in Goodwill                                                 464,294
    (Increase) in Accounts Payable                                      (456,373)
    (Increase) in Other Notes Payable                                   (716,706)
    (Increase) in Common Stock Issued                                     (2,700)
                                                                       =========
      Cash received                                                    $   7,578
                                                                       =========

                                                                       Continued


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    7 of 14

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES, CONTINUED

Confirmation Of Plan of Reorganization
    Increase in Due From Trustee - Current Asset                    $ 1,172,956
    Increase in Due From Trustee - Other Asset                          862,397
    Decrease in Notes Payable Bank                                      773,571
    Decrease in Accounts Payable-Trade                                  652,089
    Decrease in Accrued Expenses                                        931,956
    Decrease in Due To Stockholders                                     107,031
    (Increase) in Common Stock Issued                                    (2,400)
    (Increase) in Additional Paid-In Capital                         (4,497,600)

Other Transactions
    Real Estate acquired for debt from an affiliate                     321,931
    Capital leases exchanged for dental equipment                       189,297
    Common stock issued in exchange for notes payable                   283,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    8 of 14

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

A.       SUMMARY OF SIGNIFICANT ACCOUNTING

         The consolidated financial statements of DentlCare Management, Inc. include the accounts of DentlCare Management, Inc. ("DCMI") and its wholly-owned subsidiaries, Dental Management Systems, Inc. ("DMSI"), DentureCare Services, Inc. ("DCSI"), HPS-Nevada and Hippocratic Preservation Society, Inc. ("HPS-Illinois") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited. The consolidated balance sheet at December 31, 1995 included in this report has been derived from the audited consolidated balance sheet.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995, which is included in the Company's Form 10-SB which was filed on July 30, 1996. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

B.       ACQUISITIONS

         Effective March 1, 1996, the Company acquired HPS-Nevada, a Nevada corporation, with dental operations in Las Vegas, Nevada, in exchange for the issuance of 1,350,000 restricted shares of the Company's common stock. Effective June 30, 1996, the Company acquired HPS-Illinois, an Illinois corporation, with dental operations in the Chicago area, in exchange for the issuance of 1,350,000 restricted shares of the Company's common stock.


                                    9 of 14

         Both acquisitions have been accounted for utilizing the purchase method of accounting with the assets acquired and the liabilities assumed being recorded at their fair values. The assets acquired and liabilities assumed are summarized on the Consolidated Statement of Cash Flows within the Supplementary Schedule of Non-Cash Investing and Financing Activities.


C.       NOTES PAYABLE

         Notes payable consist of the following:


                                                         September 30, 1996       December 31, 1995
                                                         ------------------       -----------------
 Note payable to a bank with interest at
 10.75%; due on demand; secured by an
 automobile                                                  $   20,638                   26,598
Capital leases secured by dental equipment
 with monthly payments of $4,300/month                          181,091                       --
Note payable to an affiliate; unsecured;
 interest at 10%                                                460,085                  491,132
Demand note payable with interest at 10%                         25,000                       --
Note payable to an affiliate; interest at 10%;
 due and payable solely from the future cash
 flows of a prospective managed care contract                   400,000                       --
Real estate mortgage with interest at 9.5%                       63,000                       --
Real estate second mortgage; interest at 9%                      17,439                       --
Installment note; interest at 8%                                 11,147                       --
Installment note; interest at 10%                               203,226                       --
Real estate obligations due an affiliate with
 interest at 10%                                                321,931                       --
Notes payable exchanged for common stock
 of the Company                                                      --                  233,000
Notes payable to a bank with interest at 9%;
 in default; secured by certain accounts
 receivable of the Company and the personal
 guarantees of certain stockholders                                  --                  773,571
                                                             ----------               ----------
                                                             $1,703,559               $1,524,301
Less non-current portion                                        767,811                       --
                                                             ----------               ----------
Notes payable and current portion of
  long-term debt                                             $  935,748               $1,524,301
                                                             ==========               ==========


                                    10 of 14

D.       MARKETABLE SECURITIES


         In July 1996, a warrant holder exercised a warrant for 300,000 shares of the Company's common stock and transferred 240,000 shares of Proactive Technologies, Inc. (AMEX:PTE) to the Company as consideration for the warrant exercise. The Company has classified the securities as trading securities. At September 30, 1996, the fair value of the securities exceeded their recorded cost by $90,000 and this amount is included in other income.


E.       BANKRUPTCY PROCEEDINGS

         In late June, 1996 the United States Bankruptcy Court for the Northern District of Oklahoma confirmed the Company's Plan of Reorganization. Pursuant to the Plan, the Company issued 2,400,000 shares of its common stock to the Plan Trustee in satisfaction of all the liabilities of DCSI.


F.       CONCENTRATION

         As of September 30, 1996, approximately 46% of the Company's recurring management fee income is derived from management contracts with dental practices in Las Vegas, Nevada, 23% from a management contract with a dental practice in the Chicago, Illinois area and approximately 31% from a contract with a dental practice in Tulsa, Oklahoma.


                                    11 of 14

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements at pages 3-8 hereof.

CONSOLIDATED RESULTS OF OPERATIONS
Revenues from management fees for the nine months ended September 30, 1996 were $3,394,000, an increase of $2,180,000 (180%) from the same 1995 period. The revenue increase during the 1996 period consisted of a $248,000 (20%) increase in the Oklahoma management fees, $1,562,000 increase resulting from the addition of HPS-Nevada's management fees and $370,000 increase resulting from the addition of HPS-Illinois' management fees.

The increase in the Oklahoma management fees was the result of an increased volume of managed dental services. The Company began managing a fourth Tulsa location effective January 1, 1996, which accounted for $234,000 of the current period increase in revenue.

The HPS-Nevada management fees represents revenues for the months of March through September, 1996. The Company added four Las Vegas locations when it acquired HPS-Nevada effective February 29, 1996.

The HPS-Illinois management fees represents revenues for the months of July through September, 1996. The Company added four Chicago area locations when it acquired HPS-Illinois effective June 30, 1996.

During the nine months ended September 30, 1996, the Company's costs of materials and supplies decreased to 16.5% of revenues, as compared to 23.5% for the same 1995 period. Oklahoma's cost percentage reduced to 21% for the current period, the cost percentage for HPS-Nevada was 12.0% and the cost percentage for HPS-Illinois was 17%. The variation between locations is primarily due to the higher concentration of prosthetics in the Oklahoma operation as compared to the other locations.

Selling, general and administrative expense increased $1,685,000 (98%) to $3,409,000 during the nine months ended September 30, 1996 as compared to the same 1995 period. The increase consisted of higher legal and professional fees in the amount of $140,000, the addition of $990,000 expenses for the HPS-Nevada operation, the addition of $297,000 in expenses for the HPS-Illinois operation and an overall increase of $258,000 in expenses of the Oklahoma operation. The higher legal and professional costs include legal costs associated with the Company becoming a reporting public company, the legal costs associated with the Chapter 11 plan of reorganization of a subsidiary and the costs of a first time audit. The expense increase of the Oklahoma operations resulted primarily from the increased level of revenues due to the opening of an additional office in 1996.


                                    12 of 14

Interest expense was approximately the same during the nine months ended September 30, 1996 as compared to the same period in 1995. The expected decline as a result of the non-accrual status of the debts of the Oklahoma operations was offset by the interest on the debt of the two new subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 1996, the Company's working capital totaled $2,242,000, as compared to a deficit of $1,928,000 as of December 31, 1995, an increase of $4,170,000. The working capital increase is primarily the result of the transfer of $2,465,000 in current liabilities and recognition of a current receivable in the amount of $1,173,000 from the confirmation of the plan of reorganization of a subsidiary as discussed in the notes to the financial statements.

As of September 30, 1996, the Company stockholders' equity was $7,087,000 as compared to $1,451,000 at December 31, 1995, an increase of $5,636,000. This increase consists of $6,178,000 from the issuance of common stock, reduced by the net loss for the period of $542,000.

During the nine months ended September 30, 1996, the Company expended a total of $161,000 for capital expenditures and added tangible capital assets of $515,000 in connection with the acquisition of HPS-Nevada. The Company executed capital leases in the amount of $189,297 for dental equipment during the nine months ended September 30, 1996. In addition, the Company acquired for $321,931 in debt from an affiliate the office building in Tulsa, Oklahoma currently utilized as corporate headquarters.

In June 1996, the plan of reorganization of the Company's subsidiary, DentureCare Services, Inc., was confirmed by the Bankruptcy Court of the Northern District of Oklahoma. In connection therewith, the Company issued 2,400,000 shares of its common stock in complete satisfaction of the third party liabilities of the subsidiary.

TRENDS
The Company continues to experience revenue growth in its areas of existing operations and is continuing to expand into new market areas through acquisitions. The Company acquired HPS-Nevada effective February 29, 1996 and HPS-Illinois effective June 30, 1996 and continues to evaluate other potential acquisition candidates.

There are no seasonal factors affecting the Company's business.


                                    13 of 14

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

In late June 1996, the United States Bankruptcy Court for the Northern District of Oklahoma confirmed the Company's Plan of Reorganization. Pursuant to the Plan, the Company issued 2,400,000 shares of its common stock to the Plan Trustee in satisfaction of all the liabilities of DCSI.

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DENTLCARE MANAGEMENT, INC.


Date:  November 12, 1996                  By:   /s/J. Kenneth Hurst
       -----------------                        -------------------
                                                J. Kenneth Hurst
                                                Chief Financial Officer and
                                                Secretary


                                    14 of 14