Form 10KSB
period 1996-12-31
DENTLCARE MANAGEMENT INC
filed 1998-07-30
CIK 1006728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended: DECEMBER 31, 1996. Commission File No. 0-28680

                           DENTLCARE MANAGEMENT, INC.
                 (Name of Small Business Issuer in its charter)

            NEVADA                                             88-0301637
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

           2360 HASSELL RD., SUITE F, HOFFMAN ESTATES, ILLINOIS 60195
               (Address of principal executive offices)(Zip Code)

                     8118 E. 63RD ST., TULSA, OKLAHOMA 74133
            (Former address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (847) 839-0891

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK ($.001 PAR VALUE PER SHARE)
                              (Title of each class)
                                      NONE
                   (Name of each exchange on which registered)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ; No  X .
    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year.  $4,708,151.

         As of September 30, 1997, the registrant had outstanding 14,934,867 shares of its Common Stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on September 30, 1997 was approximately $7,708,000 based upon the average over the counter sales price on such date (See
Item 5).

         DOCUMENTS INCORPORATED BY REFERENCE - No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

         Transitional Small Business Disclosure Format (Check one):
Yes    ; No  X .
    ---     ---

ITEM 1.           DESCRIPTION OF BUSINESS

The "Subsequent Events" section contained in this Item reflects activities of the Company through September 30, 1997. Additionally, effective March 4, 1998, the Company had a 5:1 reverse split of the Common Stock. Calculations and share amounts contained in this 10-KSB do not reflect this reverse split.

DEVELOPMENT OF THE COMPANY

         General

         DentlCare Management, Inc. (the "Company" or "DCMI") was originally incorporated in the State of Nevada on June 7, 1993 under the name Sports/Gaming/Racing Publications, Inc. On November 8, 1995, pursuant to a Stock Purchase Agreement dated October 12, 1995, the Company purchased one hundred percent (100%) of the issued and outstanding shares of Dental Management Systems, Inc., an Oklahoma corporation ("DMSI") formed on September 27, 1994, from Messrs. John C. Edwards, Gary A. Radford and J. Kenneth Hurst, in exchange for 3,225,000 of the issued and outstanding shares of the Company. In addition, the name of the Company was changed to DentlCare Management, Inc. As a result of the above transactions, DMSI became a wholly-owned subsidiary of the Company. Because the Company had no significant assets, liabilities or business activities prior to its purchase of DMSI, whose primary asset was its wholly-owned operating subsidiary DentureCare Services, Inc. ("DCSI"), the discussion below is focused on the business and operations of DMSI, which continues to be in business and has been in business since 1994, together with the Company's other operating subsidiaries.

         The Company acquired the assets and business activities of HPS-Nevada ("HPS-Nevada"), a Nevada corporation, in February 1996 and the assets and business activities of Hippocratic Preservation Society, Inc. ("HPS-Illinois"), an Illinois corporation, in June 1996. HPS-Nevada and HPS-Illinois manage dental practices in Nevada and Illinois respectively, whereas the Company's other subsidiary, DMSI, manages dental practices in Tulsa, Oklahoma.

         The Tulsa operations commenced in early 1991 with a two treatment room facility contracting one dentist and employing one technician and one assistant. The operation now has two locations with 22 treatment chairs, five dentists and 13 assistants and technicians. This discounted fee for service operation concentrates on reconstructive dentistry (dental implants, dentures, crowns and bridges). The Las Vegas operations began in early 1993 in the managed care segment of general dentistry. During 1996, this operation had three locations with a total capacity of 63 dental chairs, eight dentists, and 32 dental assistants and technicians. The Chicago operations commenced in 1993 and are also in the managed care market. During 1996, this operation had 11 dentists in five locations, one mobile dental team, and a dental laboratory.

         The Company was founded for the purpose of providing practice management services to dental practices nationwide. The dental practices under management provide a wide range of services and products to the dental marketplace at affordable rates. These services include: endodontics, prosthodontics, oral surgery, implants, periodontal treatment, and orthodontics, as well as all basic dental services. The Company concentrates on business and practice management, allowing its dentists to concentrate on the delivery of the highest quality of dental care possible. By relieving the dentists of administrative tasks, the dentist's are able to increase their efficiency, productivity, and clinical ability. A patient is scheduled with the dentist whose professional strength best matches the needs of the patient. This allows for "semi-specialization" within the same office. The Company's commitment of providing continuing education and equipping the office with the latest technology also maximizes production and quality of care.

         Bankruptcy Proceedings

         On March 23, 1995, the Company's wholly owned subsidiary, DCSI, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Oklahoma (the "Bankruptcy Case".) The plan of reorganization (the "Plan") was approved by the Bankruptcy Court during 1996. The Plan calls for the satisfaction of certain debts through the issuance and sale of 2,400,000 shares of DCMI's common stock. Substantially all assets of DCSI are encumbered by liens which, in the event of failure of Plan performance, would entitle the lienholders to proceed against DCSI and its assets.

         Advances from DCMI and DMSI to DCSI which occurred prior to the voluntary petition are to be treated as unsecured claims while pre-petition and post-petition advances to DCSI from DCMI and DMSI, which represent advances for administrative purposes, are to be treated as priority claims. The portion of these intercompany advances which were unpaid at the audit report date is presented as a reduction in stockholders' equity while the amount received between the balance sheet date and the audit report date is presented as an asset.

         As of December 31, 1996, the Plan Trustee had sold 349,800 shares of DCMI's common stock for $623,129 which was utilized to pay professional fees associated with the bankruptcy and reimburse DCMI and DMSI for post-petition administration advances. Proceeds from the remaining 2,050,200 shares are to be utilized to reimburse DCMI and DMSI for additional pre-petition and post-petition advances of $1,573,131 and the payment of pre-petition liabilities to creditors and taxing authorities of $2,097,953. In the opinion of bankruptcy legal counsel for DCSI, it is reasonably possible that the following may occur and have an unfavorable outcome in that DCSI may face certain loss contingencies:

                  - In the event of a failure of performance of the terms of the Plan. Such loss contingencies encompass all the claims asserted in the Bankruptcy Case covered by the Plan terms and such post-confirmation claims as have or may arise within that Bankruptcy Case proceeding, including professional fees and costs.

                  - In the event of failure of performance of ongoing obligations in the Bankruptcy Case proceedings, including but not limited to the payment of U.S. Trustee fees and other post-confirmation claims, including those of post-confirmation trade creditors and professionals employed by DCSI.

                  - In the event of failure to fulfill its ongoing obligations to appoint and participate as a member of the Plan Trust Committee established in the Plan, including failure to require the conduct of Plan Committee meetings and the presentation of reports by the Plan Trustee.

                  - In the event that DCSI has been involved in procuring or has received distributions from the Plan Trust before payments to creditors having payment priority, in contravention of the order of distribution set forth under the Plan terms.

                  - In the event that DCSI is charged with a breach of fiduciary obligations imposed on DCSI in the Bankruptcy Case, including such obligations arising from its status as debtor in possession, as reorganized debtor under the Plan and as Plan Committee member.

         As of the audit report date, it is not possible to estimate the possible losses or range of losses if any or all of the above events occur.

BUSINESS OF THE COMPANY

         The Company provides managerial, administrative, billing and collection services, non-dental personnel and fully equipped facilities on a "turn-key" basis to dental practices. The dental practices under management by the Company provide a variety of quality dental services that replace, repair and restore teeth, along with several of the more specialized dental procedures. The procedures described below represent the Company's discounted fee-for-service core business, the demand for which is growing rapidly as more people invest in improving their appearance and in extending the life of their natural teeth.

         Tooth Replacement: Implants, Dentures and Bridges

         Dental implants are considered by many to be a revolutionary approach in the replacement of missing teeth. A dental implant is a small cylinder surgically implanted in the jawbone and is designed to work like a natural tooth root. Implants can be used to anchor a single tooth, one or both ends of a bridge, or a full denture. Once the implants are placed and secured, the teeth are attached to the implants and become fully functioning permanent teeth that look and feel like natural teeth. Implants normally require one or two outpatient or office surgeries and take from three to nine months to complete. For the patient, the implant procedure is less traumatic than having a tooth extracted and the results are far superior to that of regular dentures.

         Dentures are sets of artificial teeth set into plastic frameworks that rest directly on the gums. Partial dentures are used for people with several missing teeth and whose teeth aren't strong enough to support a bridge. Complete dentures are used for those who have lost all of their upper or lower teeth. Three to five visits are required to obtain gum impressions and fit the dentures properly. After receiving the dentures, patients may require more visits to make minor adjustments.

         Bridges are tooth replacements that are attached to adjoining natural teeth. Fixed bridges and bonded bridges are the two most common kinds. Bridges work best for people who have only a few missing teeth. Both fixed and bonded bridges require that the adjoining teeth be healthy and have adequate gum and root support. Usually two or three visits are required to obtain impressions and to fix or bond the bridge to the anchor teeth.

         Tooth Repair: Crowns, Root Canals and Fillings

         Crowns, sometimes referred to as caps, are used to cover teeth that have been weakened by decay around fillings or that are severely damaged. Crowns may also be required after a root canal or when a tooth cracks or breaks. The most common materials used for crowns are metal (gold), porcelain, or porcelain fused to metal. Two visits are usually required, one to remove the decay and shape the tooth into a base for the crown, and the other to cement the custom-made crown to the tooth.

         Root Canal treatment is often the only way to save teeth and repair damage when the tooth's pulp, which contains nerves and blood vessels, becomes infected or damaged because of decay or injury. After the tooth is numbed, the dentist makes an opening to reach the pulp chamber. The infected nerve is removed and the chamber and the root(s) are cleaned then filled with a rubber-like material and the tooth is then filled. One to three visits may be required, depending on the pulp's condition.

         Fillings are needed when decay-causing acids create a cavity. The dentist drills out the decay and shapes the tooth to hold the filling. The hole is usually filled with a durable material, most often a composite (a tooth-colored material), a metal alloy called amalgam, or gold. This procedure normally requires only one office visit.

         Tooth Restoration: Bonding, Bleaching and Porcelain Veneers

         Bonding restores teeth that are chipped, cracked, misaligned or discolored. A plastic resin somewhat like putty is used to rebuild the teeth and make them look natural. One visit is usually required, although more complex cases may require several visits.

         Bleaching lightens surface stains caused by coffee, tea, food, and age. With bleaching, a solution is applied to the stained teeth and activated with heat or a combination of heat and light. The solution is then rinsed off, revealing lighter-colored teeth. Six to eight teeth can be bleached during one visit, but teeth may need to be bleached several times to achieve maximum results. The patient may also be a candidate for doctor-prescribed, patient-applied home bleaching.

         Porcelain veneers are thin ceramic shells adhered onto the surface of teeth in much the same way that false fingernails are applied. Veneers correct or camouflage severe discoloration, damage, misalignment, or teeth that are poorly shaped. Two visits are generally required; one to prepare the teeth and make an impression, and the other to apply and finish the veneer.

         Governmental Approval and Regulation

         Various state statutes specifically define the practice of dentistry and permit only licensed dentists to practice dentistry. The licensing boards of states in which the Company operates could classify the management services that the Company provides to dentists as the practice of dentistry. As a result, the licensing boards could impose sanctions which likely could curtail the operations of the Company's business. In addition, the state licensing boards could suspend or cancel the license of the dental practice to which the Company provides management services.

         In each state in which the Company operates, a state board regulates the practice of dentistry. The Company, which offers management and administrative support to dentists must operate within this regulatory environment. Various governmental agencies such as the Occupational Safety and Health Administration and state and county health departments regulate the workplace of the Company. A governmental agency could suspend a permit or license, or administer punishment due to a regulatory violation which could curtail the Company's business operations.

         DENTAL HEALTHCARE OVERVIEW

         From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, product development, and other similar matters. All statements other than statements of historical fact contained in this Form 10-KSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

         Introduction

         Dental health is undergoing a reconfiguration of its systems for delivering services in keeping with trends in the health care industry. The traditional individual practice of medicine is giving way to clinics, health maintenance organizations ("HMO's") and preferred provider organizations ("PPO's") which offer a full range of medical specialties. Practice groups organized on a "for profit" basis under professional management are being established throughout the U.S.

         Management believes that managed care is changing the dental marketplace. It has increased its scope, diversity and impact on the profession and dentistry overall. The available figures provided by the 1995 National Association of Dental Plans (National Dental HMO Profile) states that in 1995,
18.4 million people were covered by managed care dental plans. This number increased from 7.8 million in 1990. The Company's target market is the estimated 60% of the U.S. population that does not seek regular dental care. These individuals only go to a dentist if they are in pain. As badly as they need regular dental care, they avoid it because they are afraid of pain, expense, and humiliation.

         Current Position of the Industry

         There are currently more than 150,000 active dentists in the United States, approximately 90% of whom are in private practice. About 79% of all dentists practice general dentistry; the remainder practice a dental specialty. At the beginning of 1992, there were approximately 31,000 dental specialists, 49% of whom were orthodontists or oral and maxillofacial surgeons. According to a September 1994 Gallup Poll, dentistry is the third most trusted profession in the United States; dentists were rated higher in terms of honesty and ethical standards than physicians and lawyers. Approximately 85% of dental care in the U.S. is delivered on a fee-for-service basis, i.e. payment is made by either the patient or his insurer according to procedures as they are performed. The HMO/PPO format, where a patient or his or her employer pays an annual fee for service, accounts for the other 15% and is growing.

         Management believes that the demand for dental services will continue to grow. Due to the success of preventive dentistry in reducing the incidence of oral disease, the growing older population will retain their teeth longer, and will be even more aware of the importance of regular dental care. Demand for the newer services provided by dentists, such as cosmetic dentistry, also will contribute to this growth. Notwithstanding, the number of first-year places in dental schools has decreased from a high of 6,301 in 1978 to 4,121 in 1994.

         Marketing and Competition

         The nature of health care in the U.S. is changing. Individual private practice doctors, that treat a wide variety of medical ailments are rapidly disappearing. These doctors are being replaced by large clinics, HMOs and PPOs, where patients go to be treated by multiple doctors, each specializing within a narrow field. The private practice of medicine is being replaced with private enterprise - the medical corporation. These corporations are operated as businesses, not as medical practices. They are organized to maximize profits through adept purchasing, personnel recruiting and training, contract negotiation, and above all - marketing.

         The dental branch of health care however, is lagging far behind this trend. Most dentists work as individual practitioners for a group of patients that remains virtually unchanged after the first five or six years of practice. In fact, some dentists refuse to accept new patients, having what they refer to as a "limited practice". They do not market or advertise. In fact, they resent those who do advertise, and for many years the industry prohibited dental advertising.

         Management believes that the Company has recognized that the dental industry must face the challenges of today's economy by adopting the same general philosophies as the medical profession. Managed care has increased its scope, diversity and impact on the profession and dentistry overall. There are currently 100 million people in the U.S. with some type of dental benefit. The available figures provided by the 1995 National Association of Dental Plans (National Dental HMO Profile) states that in 1995, 18.4 million people were covered by managed care dental plans. This number increased from 7.8 million in 1990. From 1990 to 1995 the growth rate of managed care dental plans has been approximately twenty percent (20%) per year.

         The business of providing dental services is highly competitive in each of the markets that the Company operates. Each of the dental practices under management by the Company competes with dentists who maintain single or multiple offices as well as dentists who maintain group practices. There are a number of other companies currently developing and managing dental practices on a national and regional basis. These companies generally have similar objectives as the Company with substantially greater financial resources and may enter the Company's markets and compete with the Company.

         Dental Benefits Plans

         Employers and other plan sponsors offer dental benefits to help individuals by paying a portion of the cost of their dental care. Almost all dental benefit plans are the result of a contract between the plan sponsor (usually an employer or a union) and the third party (usually an insurance company). Some employers now offer more than one dental plan to their employees. The individual features of plans may differ somewhat, the most common designs can be grouped into the following categories:

         Direct Reimbursement programs reimburse patients a percentage of the dollar amount spent on dental care, regardless of treatment category. This method typically does not exclude coverage based on the type of treatment needed and allows the patients to go to the dentist of their choice.

         "Usual, Customary and Reasonable" (UCR) programs usually allow patients to go to the dentist of their choice. These plans pay a set percentage of the dentist's fee or the plan administrator's "reasonable" or "customary" fee limit, whichever is less. These limits are the result of a contract between the plan purchaser and the third-party payer. Although these limits are called "customary," they may or may not accurately reflect the fees that area dentist's charge. There is wide fluctuation and lack of government regulation on how a plan determines the "customary" fee level.

         Table or Schedule of Allowance programs determine a list of covered services with an assigned dollar amount. That dollar amount represents just how much the plan will pay for those services that are covered. Most often, it does not represent the dentist's full charge for those services. The patient pays the difference.

         PPO programs are plans under which contracting dentists agree to discount their fees as a financial incentive for patients to select their practices. If the patient's dentist of choice does not participate in the plan, the patient will have a reduction or complete loss of benefits.

         Capitation programs pay contracted dentists a fixed amount (usually on a monthly basis) per enrolled family or patient. In return, the dentists agree to provide specific types of treatment to the patients at no charge (for some treatments there may be a patient copayment). The capitation premium that is paid may differ greatly from the actual cost of the dental care provided to the patient.

         Managed Care Programs

         Managed Care Programs are predicted to gain market share as dental expenditures sustain growth. Dental expenditures in the U.S. grew at 7% compound annual rate between 1980 and 1994 to over $43 billion. Dental care accounts for 5-6% of total personal health care expenditures in the U.S. Management believes that this growth should continue at around 7% per annum because of the growing demand for preventive and cosmetic dentistry. There is increasing concern over infection control and sterilization, growing demand for certain advanced procedures, and an increased proportion of the population using some form of dental insurance or managed dental care.

         Managed dental care membership has grown at a 25% compound rate since 1990. By the end of 1995, more than 23 million people were purchasing dental coverage through a managed care program. Managed care is expected to grow due to employers and employees becoming more inclined to join managed dental groups following several years of experience with managed medical groups; the price advantage of managed care over indemnity coverage becomes more apparent (nearly 20% less); marketing by CompDent* and other managed dental companies succeeds in attracting private payers and individuals currently not visiting a dentist (currently over 60% of the U.S. population between 18-64 do not visit a dentist on a regular basis); and dentists become better educated about the benefit of being a managed care participant.

         Dentists can benefit from managed care in the following ways: patient volume - managed care programs provide steady patient volume; reduced administration; advance collections - dentists receive capitation payments despite the fact that many members fail to visit them; attractive incremental margins; a product which can gain brand name recognition with dentists, employers and prospective members; a product which can expand into new markets without high incremental fixed costs; the ability to leverage an investment in proprietary management information systems; very attractive incremental margins on adding new members whether through internal growth or acquisition.

EMPLOYMENT

         As of September 30, 1997, the Company had 85 full time employees and 19 part time employees.

SUBSEQUENT EVENTS

         On January 31, 1997, HPS-Illinois acquired the net assets of RES, Inc., a dental care related service provider in Chicago, Illinois, for a purchase price of $250,000 which consisted of $125,000 in cash, 8,333 shares of DCMI's common stock valued at $3.00 per share and a $100,000 promissory note. The promissory note given in the exchange is payable in 48 consecutive monthly installments of $2,536 commencing on March 1, 1997 with the final installment due February 1, 2001. In connection with the acquisition of the net assets of RES, Inc., HPS-Illinois entered into an employment agreement with the sole stockholder of RES, Inc. The employment agreement states that the employee shall serve as operations consultant on a half-time basis, 20 hours per week, at a rate of $20 per hour through December 31, 2000. Subsequent to the acquisition of the net assets of RES, Inc., HPS-Illinois defaulted on the related promissory note. Upon the default, RES, Inc. filed suit against HPS-Illinois alleging breach of obligations owed to RES, Inc. DCMI and RES, Inc. settled the lawsuit by DCMI agreeing to pay the $90,000 balance owed as follows: $25,000 on or before September 23, 1997, with the remaining sum of $65,000 to be paid with interest at 10% in 12 equal monthly installments of $5,715 commencing October 1, 1997, with the final installment due on September 1, 1998.

         On August 26, 1997, DCMI entered into a restructuring agreement (the "Restructuring Agreement) with certain former officers of the Company (the "Shareholder Group"), a creditor ("Bridge Bank") and the following investment entities and advisors: Capital International Holdings, Inc. ("CIH"), Capital International Securities Group, Inc. ("CISG"), Motivo Investments Limited ("Motivo"), James Goldberg ("Goldberg"), JLG Trading, Inc. ("JLG"), Hudson Riverview Consulting, Inc. ("Hudson") and James Neifeld ("Neifeld") whereby DCMI is to satisfy its indebtedness to Bridge Bank with the proceeds received from the issuance of shares of DCMI's common stock which are to be sold with the assistance of CISG through two private placement common stock offerings. The terms of the Restructuring Agreement are as follows:

         The Shareholder Group is to deposit 3,698,218 shares of DCMI common stock into escrow to be released 2/3 to Motivo, 1/6 to Hudson and 1/6 to Neifeld upon the following terms and conditions. Upon receipt by DCMI of the minimum amount under the first offering, the shares in escrow shall be transferred into a voting trust to be voted by the trustee per the instruction of Motivo, Hudson and Neifeld. Upon the receipt by DCMI of the maximum amount under the first offering, 1,849,109 shares shall be transferred from the voting trust to Motivo, Hudson and Neifeld. Upon receipt by DCMI of the minimum amount under the second offering, the remaining 1,849,109 shares shall be transferred from the voting trust to Motivo, Hudson and Neifeld.

         The first offering is to consist of the sale of from 4,000,000 to 10,000,000 newly issued shares of the Company's common stock for $.25 per share prior to September 30, 1997, of which the net proceeds are to be applied to the satisfaction of the indebtedness to Bridge Bank, other liabilities, working capital and future acquisition costs. The second offering is to consist of the sale of from 400,000 to 1,800,000 newly issued shares of the Company's common stock for $2.50 per share prior to April 1, 1998 of which the net proceeds are to be applied to future acquisition costs. (In May 1998, there was a reverse split of the Company's outstanding common stock whereby the common stock holders were issued one (1) share of common stock for each five (5) shares held).

         Additional terms of the restructuring agreement state that (1) upon receipt by DCMI of the minimum amount under the first offering, Motivo shall have the authority to elect up to five additional directors of the Company; (2) upon receipt by DCMI of the maximum amount under the first offering, DCMI shall grant to CIH 2,500,000 warrants to purchase 2,500,000 shares of the Company's common stock an exercise price of $1.00 per share; and (3) upon receipt by DCMI of the minimum amount under the second offering, DCMI shall grant to CIH 5,000,000 warrants to purchase 5,000,000 shares of the common stock of DCMI at an exercise price of $1.20 per share.

         Pursuant to the terms of the restructuring Agreement, DCMI initiated a private placement of its common stock under which a minimum of 4,000,000 shares and a maximum of 10,000,000 shares were to be sold at $.25 per share. DCMI sold 10,000,000 shares under the offering and received net proceeds of $2,500,000. The net proceeds received by DCMI were applied to the satisfaction of certain liabilities, for working capital and future acquisition costs.

         On August 28, 1997 in connection with the acquisition of HPS-Illinois, the Company entered into employment agreements with each of the two co-managers of its Illinois operations whereby those employees are to serve in that capacity through August 31, 2000. As compensation for their services, the employees are to receive a salary of $72,000 per year with 6% annual increases and options to purchase 200,000 shares of the Company's common stock at its market value on September 1, 1997. On August 28, 1997, the Company entered into an employment agreement with one of the co-managers of its Nevada operations whereby that employee is to serve in that capacity through August 31, 2000. As compensation for his services, the employee is to receive a salary of $72,000 per year with 6% annual increases and options to purchase 150,000 shares of the Company's common stock at its market value as of September 1, 1997.

         On August 28, 1997, the Company entered into an employment agreement with Dr. Charles Mitchell whereby Dr. Mitchell agreed to serve as DCMI's president and chief operations officer through December 31, 2002. As compensation for his services, Dr. Mitchell is to receive a salary of $96,000 per year with 6% annual increases, 100,000 shares of the Company's common stock, an annual cash bonus equal to 3% of DCMI's annual net pre-tax earnings and options to purchase up to 3,100,000 shares of the Company's common stock exercisable upon the achievement of certain earnings by the Company.

         As additional terms and conditions of Dr. Mitchell's employment agreement, Dr. Mitchell agreed to cause the sale of the operating assets of three dental practices to DCMI in exchange for $200,000, $1,000,000 shares of preferred stock of DCMI which is convertible into 2,000,000 shares of DCMI's common stock. Subsequent to the sale, DCMI will assume the management of the dental practices. The shares of common stock to be issued in connection with the purchase of the operating assets of the dental practices are subject to reduction to the extent that the first six months of pre-tax profits of the dental practices to be managed do not equal $125,000. On November 1, 1997, DCMI acquired three dental practices, controlled by Dr. Mitchell, in a business combination accounted for as a purchase. The acquisition was completed through the payment of $200,000 and 2,000,000 shares of the Company's common stock in exchange for the net assets of the dental practices.

         The Company had not paid any of the dividends payable to the holders of the Series A preferred stock. The Series A preferred stock dividends in arrears at September 30, 1997 totaled $100,000 ($.04 per share). Under their agreement with the Company, the holders of the Series A preferred stock have the right to appoint members to the Board of Directors with voting power equal to 50%, if the dividends are not paid when due.

ITEM 2.           DESCRIPTION OF PROPERTY

         This Item reflects activities of the Company through September 30, 1997.

         Since September 30, 1997, the Company has occupied space for its headquarters at 2360 Hassell Rd, Suite F, Hoffman Estates, Illinois 60195. Prior to September 30, 1997, the Company's headquarters was located at 8118 E. 63rd St., Tulsa, Oklahoma 74133.

         The Company leases, through wholly-owned subsidiaries, two facilities in Tulsa, Oklahoma, four facilities in the Las Vegas, Nevada area and five facilities in the Chicago, Illinois area as of September 30, 1997.


ITEM 3.           LEGAL PROCEEDINGS.

         This Item reflects activities of the Company through September 30, 1997.

         On January 31, 1997, HPS-Illinois acquired the net assets of RES, Inc., a dental care related service provider in Chicago, Illinois, for a purchase price of $250,000 which consisted of $125,000 in cash, 8,333 shares of DCMI's common stock valued at $3.00 per share and a $100,000 promissory note. The promissory note given in the exchange was payable in 48 consecutive monthly installments of $2,536 commencing on March 1, 1997 with the final installment due February 1, 2001. In connection with the acquisition of the net assets of RES, Inc., HPS-Illinois entered into an employment agreement with the sole stockholder of RES, Inc. The employment agreement provided that the employee serve as operations consultant on a half-time basis, 20 hours per week, at a rate of $20 per hour through December 31, 2000. Subsequent to the acquisition of the net assets of RES, Inc., HPS-Illinois defaulted on the related promissory note. Upon the default, RES, Inc. filed suit against HPS-Illinois alleging breach of obligations owed to RES, Inc. DCMI and RES, Inc. settled the lawsuit whereby DCMI agreed to pay the $90,000 balance owed as follows: $25,000 on or before September 23, 1997, with the remaining sum of $65,000 to be paid with interest at 10% in 12 equal monthly installments of $5,715 commencing October 1, 1997 with the final installment due on September 1, 1998.

         The following items are contingent liabilities of the Company due to provisions included in the corporate bylaws and to indemnification agreements entered into by the Company with certain former officers of the Company:

         On July 1, 1997, the District Court in and for Tulsa County, State of Oklahoma granted joint and several money judgment against certain former officers of the Company in the amount of $347,762 plus interest to a bank due to failure to pay in accordance with guarantees of debt made by those former officers. The related debt is scheduled to be paid under DCSI's bankruptcy plan of reorganization; however, if it is not paid, the Company may be liable under an indemnification agreement.

         On July 17, 1997, the Internal Revenue Service issued its final notice of intent to levy civil penalties totaling $195,709 assessed against two former officers of the Company relating to previous payroll tax liabilities of the Company. Although the related debt is scheduled to be paid under DCSI's bankruptcy plan of reorganization, if it is not paid, the Company may be liable under an indemnification agreement. The Internal Revenue Service has verbally agreed to postpone any attempt to levy as long as the Company is current in its withholding and payment of payroll taxes.

         On June 16, 1997, a lawsuit was filed against DCMI by a company for $125,000. On September 19, 1997, the Court entered a default judgment against DCMI, which was subsequently set aside. DCMI's management believes that the lawsuit will be settled for less than $125,000.

         On July 24, 1997, a lawsuit was filed against DCMI by an individual for $175,000 alleging breach of contract and violation of certain securities laws. The case was subsequently settled for $100,000 and 50,000 shares of the Company's common stock.

         On August 12, 1997, a lawsuit was filed by an individual who had sold a dental practice to DCMI against certain members of DCMI's management who had previously entered into an agreement whereby they would purchase 42,717 shares of DCMI's common stock from the plaintiff on July 31, 1997 for $3.50 per share. The suit, which claims that the terms of that agreement had been breached, was filed for damages of $175,000. This suit was settled for $120,000 with payment by DCMI to be made over a 3-year period.

         On August 27, 1997, certain former officers of the Company who had previously entered into an agreement to purchase 17,932 shares of DCMI's common stock from an individual who had sold a dental practice to DCMI and is a current employee of HPS-Illinois on July 31, 1997 for $3.50 per share, entered into a Forbearance and Revised Agreement for Repurchase of Shares with that employee and DCMI. Under the new agreement, the employee has agreed to extend the date on which the shares must be purchased to September 30, 1997 for one-half of the shares and December 31, 1997 for the balance of the shares. DCMI is currently in default of the Revised Agreement.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This Item reflects activities of the Company through September 30, 1997.

         On August 4, 1997, the Company filed an amendment to its articles of incorporation, increasing its authorized common stock, par value $.001 per share to 200,000,000 shares and increasing its authorized shares of preferred stock, no par value to 200,000 shares.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

Market Information

         The Company's common stock is presently traded on the over-the-counter market under the symbol "DCMI". The following table shows the quarterly high and low bid and ask prices of the stock for the time period ending June 30, 1998:


                                  COMMON STOCK

                            BID PRICES              ASK PRICES
                         ----------------        ----------------
                         HIGH         LOW        HIGH         LOW
                         ----         ---        ----         ---
1996
First Quarter           $ 5.50      $ 1.00      $ 5.50       $ 1.00
Second Quarter            4.13        2.75        4.13         2.75
Third Quarter             4.38        3.06        4.38         3.06
Fourth Quarter            3.50        1.38        3.50         1.38

1997
First Quarter             3.44        1.44        3.44         1.44
Second Quarter            1.69        0.44        1.69         0.44
Third Quarter             1.75        0.19        1.75         0.19
Fourth Quarter            1.50        0.44        1.50         0.44

1998
First Quarter             1.44        0.56        1.44         0.56
Second Quarter            1.44        0.75        1.44         0.75


         The bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In May 1998, there was a reverse split of the Company's outstanding common stock whereby the common stock holders were issued one (1) share of common stock for each five (5) shares held. The above prices of the Company's common stock do not take into account this reverse stock split.

HOLDERS

         The number of record holders of the Company's Common Stock as of September 30, 1997 was approximately 500.

DIVIDENDS

         The Company has never paid cash dividends on its Common Stock and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock for the foreseeable future. The Company has not authorized or paid the dividends payable to the holders of the Series A preferred stock. The Series A preferred stock dividends in arrears as of September 30, 1997 totaled $100,000 ($.04 per share). Under their agreement with the Company, the holders of the Series A preferred stock have the right to appoint members to the Board of Directors with voting power equal to 50% if the dividends are not paid when due.

PRIVATE PLACEMENT

         See the "Subsequent Events" section of Item 1 for a discussion of a private placement in the amount $2,500,000 which the Company undertook under a restructuring agreement with certain former officers and a creditor of the Company and certain investment entities and advisors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Item reflects activities of the Company through September 30, 1997.

         From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, product development, and other similar matters. All statements other than statements of historical fact contained in this Form 10-KSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

                  The following discussion should be read in conjunction with the Company's Consolidated Financial Statements at Item 7 herein.

RESULTS OF OPERATIONS

         During the year ended December 31, 1996, the Company's dental management revenues increased to $4,708,151 from the year earlier amount of $1,618,063, an increase of 191%. The increase consists of increases at the Company's Tulsa operations in the amount of 13%, the addition of the Las Vegas operations, which represented 135% of the increase and the addition of the Chicago operations, which represented the remaining increase of 43%. The Las Vegas and Chicago operations are included since their acquisition dates during 1996, ten months and six months, respectively.

         During 1996, 39% of the Company's management revenues came from the Tulsa operations, 46% came from the Las Vegas operations and 15% came from the Chicago operations. If the Las Vegas and Chicago operations were annualized and assumed to be in operation for the full year during 1996, the Company's management revenues would have amounted to $6,115,000, of which the Las Vegas operations would have accounted for 45%, the Tulsa operations would have accounted for 31% and the Chicago operations would have accounted for 24%.

TULSA OPERATIONS

         In January 1996, the Company opened a fourth office in Tulsa, Oklahoma. In addition, one the Tulsa offices was closed at the end of the third quarter of 1996. In total, patient service revenues increased $349,018 or 17% in 1996 as compared to 1995. The components of the net patient service revenue increase included an increase in the two offices which operated for the full year in both 1996 and 1995 of $143,000 (7%), a decrease of $168,000 (8%) in the office which was closed at the end of the third quarter of 1996 and an increase of $374,000 (18%) in the office which was opened during January of 1996.

         During 1996, the Tulsa operations experienced an increase in dental office expenses, including professional compensation, in the amount of $416,293 as compared to the 1995 period. While a number of factors contributed to the increase in dental office expenses, i.e. starting up a new office, shut-down of an existing office, the more significant cost components included higher advertising costs in the amount of $156,664, higher supplies and laboratory costs in the amount of $139,598 and higher facilities and equipment costs of $77,839.

         The Company increased its advertising costs during 1996 in an effort to expand its existing revenue base. While the Company was successful in increasing revenues, management determined that a large portion of the expanded advertising was having only limited benefit in terms of revenue increases. Accordingly, during the last quarter of 1996, management began reducing and eliminating advertising expenditures. The higher laboratory costs and supply costs were primarily the result of opening a full service laboratory at the new office. The second laboratory was closed during 1997. The higher facility and equipment costs are primarily due to the opening of the new office during January of 1996.

LAS VEGAS OPERATIONS

         The Company acquired HPS-Nevada effective March 1, 1996 and the financial statements include their operations since that date. On a pro forma combined basis, the Las Vegas operations would have generated gross management income of $2,475,366 and $931,712 for the twelve months ended December 31, 1996 and December 31, 1995, respectively. Net income before income taxes would have been $361,753 and $96,384 for the twelve months ended December 31, 1996 and December 31, 1995, respectively.

         The gross management income increase of $1,543,654 (166%) along with the increase in net income of $265,369 (275%) were principally the result of increasing the volume at the 'Dental Hospital', the operation of their Medicaid facility for the full year during 1996, the opening of a new location during the fourth quarter of 1996 and the cost benefits of consolidating certain administrative functions. The Company has a fourth facility under lease which it is not currently operating.

CHICAGO OPERATIONS

         The Company acquired HPS-Illinois effective July 1, 1996 and the financial statements include their operations since that date. On a pro forma combined basis, the Chicago operations would have generated gross management income of $1,425,414 and $1,313,413 for the twelve months ended December 31, 1996 and December 31, 1995, respectively. Net income (loss) before income taxes would have been $10,285 and ($59,497) for the twelve months ended December 31, 1996 and December 31, 1995, respectively.

         The gross management income increase of $112,001 (9%) included increases in all revenue areas, capitation plans - 39%, orthodontics - 28% and general dentistry and other - 33%. Patient services increased $279,800 (16%), however, professional compensation increased $167,799 (37%), resulting in the management income increase of $112,001.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had a working capital deficit of $1,181,814, as compared to a working capital deficit of $1,928,095 at December 31, 1995, an improvement of $746,281. The more significant components of the working capital improvement are as follows. The confirmation of the plan of reorganization for DCSI resulted in a reduction in short-term liabilities in the amount of $2,097,953 together with a current receivable from the trustee of the bankruptcy trust in the amount of $449,375, a total working capital improvement of $2,547,328. This amount was offset by an increase in the reserve on barter currency combined with a reclassification of a larger amount of the balance to non-current asset aggregating $1,069,286, an increase in current liabilities of $1,139,461 and an increase in trade accounts receivable of $356,241, resulting in a net reduction in the amount of $1,852,506.

         During the year ended December 31, 1996, the Company had a number of common stock transactions which increased stockholders' equity in the total amount of $4,380,157, and which are discussed in the notes to the financial statements. The net result of the increases in stockholders' equity coupled with the loss for the year resulted in a net decrease in stockholders' equity in the amount of $944,317 to a balance of $506,747.

         The Company's survival is contingent upon two principal factors, profitable operations and raising sufficient debt and equity capital to allow the Company to implement its business plan. In this regard , on August 26, 1997, the Company entered into an agreement with its investment banker and one of its lenders to undertake on a best efforts basis the private placement of up to 19,000,000 shares of its common stock for up to $7,500,000 (See Item 5). The first phase of the private placement has been completed with the sale of 10,000,000 shares of common stock for $2,500,000.

TRENDS

         The Company has continued to grow, primarily through its acquisitions of HPS-Nevada and HPS-Illinois. The significant growth during 1996 and the lack of working capital has delayed implementation of certain operational plans, however, the Company did improve its gross profit from dental centers to 1% from a 12% loss during 1995.

         During the fourth quarter of 1996, the Company determined that its operations did not support maintaining any valuation for goodwill. Accordingly, this amount was written off and is included in write-downs of assets on the statement of operations. In addition, the Company reduced the carrying value of its barter currency, increasing its reserve from 15% to 60%. This revision was primarily the result of the Company determining it would require several more years to utilize the barter currency than originally anticipated. This reserve increase makes up the balance of the write-down of assets. These two actions will have a positive impact on future operating results. The amortization of goodwill which was approximately $12,000 per month will be eliminated. In addition, goods and services the Company acquires through use of its barter currency will be recorded at the valuation amount instead of the face amount.

         The Company continues to evaluate potential affiliations with dental practices and intends to affiliate with additional dental practices, the funding for which, is expected to be some form of equity.

SEASONALITY

         There are no seasonal factors affecting the Company's business.


ITEM 7.           FINANCIAL STATEMENTS

         The Consolidated Financial Statements of DentlCare Management, Inc. and Subsidiaries, together with the reports thereon of Guest & Company, P.C. dated November 3, 1997 is set forth on pages F-1 through F-26 hereof.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         This Item reflects certain activities of the Company through June 30, 1998.

         The following table sets forth the names, ages and current positions with the Company held by directors, and current and former executive officers, together with the year such positions were assumed. There is no immediate family relationship between or among any of the directors and current and former executive officers, and the Company is not aware of any arrangement or understanding between any director or current or former executive officer and any other person pursuant to which he was elected to his current position.


                                                                                                     Position
      Name                          Age              Position                                         Since
      ----                          ---              --------                                         -----
Dr. Charles Mitchell                60               President and Director                           1997
                                                     (since 10/8/97)

John C. Edwards                     55               President (until 10/8/97)                        1995
                                                     and Director (until 3/1/98)


Robert W. Donovan                   74               Director-Chairman (until                         1996
                                                     3/18/97)

J. Kenneth Hurst                    51               Chief Financial Officer                          1995
                                                     (until 10/8/97) and Director
                                                     (until 3/1/98)

Ron Stoeppelwerth                   50               Director and Chief Financial                     1997
                                                     Officer (since 10/8/97)

         The business experience for the last five years and other information relating to each director and executive officer is as follows:

         DR. CHARLES R. MITCHELL, DDS was appointed President and Chief Operations Officer of the Company in August 1997 and elected a Director in October 1997. Dr. Mitchell is a 1961 graduate of Marquette University Dental School. He has written and lectured extensively throughout the United States and Canada on practice management and alternate dental delivery systems. Dr. Mitchell served as president of the Grove Dental Associates of Illinois, a group practice with over 150 employees. After retiring from Grove Dental, he became president and CEO of Stratum Five International, a company that developed, managed, and implemented alternate delivery dental plans. That company was sold to a consortium of Blue Cross and Blue Shield companies. Dr. Mitchell has served as an officer and director of numerous health and financial organizations. Dr. Mitchell is currently a consultant to Unicare, Inc., which is a nationwide dental network comprised of over 18,000 providing dentists.

         JOHN C. EDWARDS was elected a Director of the Company in 1995 and resigned from the Board in March 1998. Mr. Edwards was a principal owner of Struthers Industries, Inc. (previously Struthers Oil and Gas Corp.), a publicly held oil and gas concern which he purchased in 1984. Mr. Edwards is a Certified Public Accountant and former partner with Touche, Ross and Company. He is a graduate of the University of Notre Dame.

         ROBERT W. DONOVAN, D.D.S., M.S.D., Ph.D. was elected a Director in 1996 and resigned from the Board in March 1997. He received his D.D.S. from Marquette University and his M.S.D.-Orthodontics and Ph.D.-Orthodontics from Northwestern University. Dr. Donovan has served as an assistant professor at Northwestern University and has served as Director of Orthodontic Seminars for U.S. Dental Institute, Kimberly Churchill and the Donovan Academy. Dr. Donovan was a General Partner in East Coast Prosthetic Clinics, was one of the Founders of H.P.S-Illinois and was the Founder of H.P.S.-Nevada.

         J. KENNETH HURST was elected a Director of the Company in 1995 and resigned from the Board in March 1998. Prior to his employment with the Company, Mr. Hurst was a consultant for seven years to corporate and individual clients.. Previously he was assistant controller of a New York Stock Exchange corporation. Mr. Hurst is a Certified Public Accountant and has a BSBA in Accounting and Finance from the University of Arkansas.

         RON STOEPPELWERTH was elected a Director of the Company in 1997. Mr. Stoeppelwerth is a graduate of the University of Florida and has a Masters Degree in taxation from Florida International University. Mr. Stoeppelwerth is a Certified Public Accountant specializing in financial, management and tax consulting. He has had articles published in the Financial Executive and Accounting Today. Mr. Stoeppelwerth has had a distinguished executive career directing global corporate finance and tax organizations to achieve excellent operating performance and has delivered millions of dollars in cost savings throughout his career. He was vice president at Aetna Life & Casualty, has worked with Anderson Consulting and is currently employed by Capital International Securities Group.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         During 1996, the following persons failed to timely file with the Commission the reports indicated that are required by Section 16(a) of the Exchange Act:

         John C. Edwards, former President and Director, failed to file a Form 3 after the Company's stock became subject to the reporting requirements of Section 16(a).

         Robert W. Donovan, former Director, failed to file a Form 3 after the Company's stock became subject to the reporting requirements of Section 16(a).

         J. Kenneth Hurst, former Chief Financial Officer and Director, failed to file a Form 3 after the Company's stock became subject to the reporting requirements of Section 16(a).

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000 for the three fiscal years ended December 31, 1996. The Company has no current long term compensation plans.


NAME AND                                                         ANNUAL COMPENSATION
                                                                 -------------------
PRINCIPAL POSITION                            YEAR         SALARY         BONUS     OTHER
------------------                            ----         ------         -----     -----
John C. Edwards                               1996       $ 120,000         $ -     $      -
President (until 10/8/97)                     1995       $ 120,000         $ -     $      -
and Director (until 3/1/98)                   1994       $  30,000         $ -     $      -

Robert W. Donovan                             1996       $      -          $ -     $ 100,000
Chairman of Board & Director                  1995            N/A           N/A          N/A
(until 3/18/97)                               1994            N/A           N/A          N/A

J. Kenneth Hurst                              1996       $  90,000         $ -     $      -
Chief Financial Officer (until 10/8/97)       1995       $  90,000         $ -     $      -
and Director (until 3/1/98)                   1994       $  22,500         $ -     $      -


         In addition, the Company makes available certain non-monetary benefits. The Company considers such benefits to be ordinary and incidental business costs and expenses. The value of such benefits did not exceed, in the case of any named individual, 10% of the cash compensation of the individual.

         On January 10, 1996, the directors of the Company established the 1996-1997 Nonstatutory Stock Option Plan ("the Plan") under which options to purchase shares of the Company's common stock are granted at prices generally paid by investors. The number of shares of common stock which may be issued under the Plan shall not exceed 3,000,000 and no option shall be granted under the Plan after December 31, 1997. During January 1996, options to acquire 2,350,000 shares of the Company's common stock were granted at option prices ranging from $2.00 to $2.50. During 1996, management options for 1,725,000 shares were canceled, leaving a balance at December 31, 1996 of options to acquire 625,000 shares of the Company's common stock at an option price of $2.00 per share, exercisable until January 1998. No options have been exercised under the Plan.

         During July 1996, warrants to acquire 25,000 shares of the Company's common stock at $1.00 per share and 1,545,000 shares at $2.00 per share were issued. Warrants to acquire 50,000 shares were exercised, 25,000 shares at $1.00 per share and 25,000 shares at $2.00 per share, leaving a balance at December 31, 1996 of warrants to acquire 1,520,000 shares at $2.00 per share, exercisable until July 1998.

INDIVIDUAL OPTION/SAR GRANTS IN LAST FISCAL YEAR

         During the year ended December 31, 1996, there were no individual option or SAR grants.


AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         During the year ended December 31, 1996, there were no option or SAR exercises and no unexercised options or SAR's outstanding as of December 31, 1996.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This Item reflects certain activities of the Company through September 30, 1997.

         The following table sets forth information, as of September 30, 1997, concerning shares of Common Stock of the Company owned by any person who is known to the Company to be beneficial owner of more than five percent of the Company's outstanding common stock and by each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each of the below named individuals exercises sole voting and investment power with respect to the shares beneficially owned.

   NAME AND ADDRESS                     NUMBER OF SHARES                         PERCENT
   OF BENEFICIAL OWNER                  BENEFICIALLY OWNED                      OF CLASS
   -------------------                  ------------------                      --------
   Dr. Charles Mitchell                      *100,000                               0.7%
   2360 Hassell Rd., Ste F
   Hoffman Estates, IL  60195

   John C. Edwards                            266,400                               1.8%
   6823 East 108th Street
   Tulsa, Oklahoma 74133

   Robert W. Donovan                        1,244,783                               8.3%
   Puerto Rico

   J. Kenneth Hurst                         1,814,850                              12.2%
   4505 South Ocean Boulevard
   Highland Beach, Florida 33487

   Bridge Bank                              2,800,000                              18.7%
   P.O. Box N
   7788 West Bay St.
   Nassau, Bahamas

   Ron Stoeppelwerth                                -                                  -
   2360 Hassell Rd., Ste F
   Hoffman Estates, IL  60195

   All officers and directors              *2,181,250                              14.6%
   as a group (four persons)

         The number of outstanding shares of common stock used to calculate the percentage was 14,934,867.

         * Includes 100,000 shares that were issued to Dr. Mitchell as a part of his employment agreement with the Company. In addition, Dr. Mitchell has options to purchase 3,100,000 shares of the Company's common stock exercisable upon the achievement of certain earnings by the Company.

CHANGES IN CONTROL

         As discussed in Item 5, on August 26, 1997 the Company and certain former officers and the principal shareholders of the Company entered into a transaction with the Company's investment banker and a lender to sell up to 19,000,000 shares of the Company's common stock in two private placements for up to $7,500,000. As a part of this transaction, voting rights to shares owned by the former officers and other shareholders who were parties to the agreement, a total of 3,698,218 shares, were transferred to a Voting Trust controlled by an affiliate of the lender. The first private placement was completed in December 1997, and the Company received $2,500,000, which includes $700,000 in debt held by the lender, which was exchanged for 2,800,000 shares of the Company's common stock. Additionally, the Trustee of the Voting Trust has the right to appoint up to five new directors to the Company's

Board. As such, the lender and its affiliate now have effective control of the Company. Prior to the transaction, the former officers together owned or controlled 3,326,033 shares of common stock representing 30.4% of the Company's outstanding common stock and thereby had effective control of the Company.

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following sets forth information regarding transactions between the Company and directors, officers and persons who own in excess of 5% of the Company's common stock:

         The Company has a 10% note payable in the amount of $496,684 at December 31, 1996 and $491,132 at December 31, 1995, to an entity owned by the former President of DCMI, which resulted from the assumption of debt and net advances.

         The Company leases its former corporate offices on a month-to-month basis from an affiliated entity owned by the Company's former President. Lease expense pursuant to this agreement amounted to $23,550 and $16,500 during 1996 and 1995, respectively.

         During 1996, the Company paid $315,169 for services provided by a company controlled by the former Chairman of the Board of Directors.

         During 1996, the Company acquired supplies in the amount of $15,294 from an entity owned by the president of HPS-Illinois. In addition, in 1996, the Company acquired services in the amount of $23,360 from an entity jointly owned by the president and vice president of HPS-Illinois.

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  See Exhibit Index at page 22.

(b) Reports on Form 8-K The Company filed a report on Form 8-K dated September 2, 1997, regarding a change in control of the Company. See
         Item 5. No financial statements were filed.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DENTLCARE MANAGEMENT, INC.



Date:      July 21, 1998            By:   /s/ Dr. Charles R. Mitchell
                                          ------------------------------------
                                          Dr. Charles R. Mitchell, President



Date       July 21, 1998             By:  /s/  Ron Stoeppelwerth
                                          ------------------------------------
                                        Ron Stoeppelwerth, Chief
                                        Financial Officer
                                        (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:      July 21, 1998             By: /s/ Dr. Charles R. Mitchell
                                         ------------------------------------
                                         Dr. Charles R. Mitchell, Director


Date:      July 21, 1998             By: /s/ Ron Stoeppelwerth
                                         ------------------------------------
                                         Ron Stoeppelwerth, Director

                             [GUEST & COMPANY LOGO]

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
DentlCare Management, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of DentlCare Management, Inc. and subsidiaries as of December 31, 1996 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DentlCare Management, Inc. and subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception. In addition, the Company has used substantial amounts of working capital in its operations. Further at December 31, 1996, current liabilities exceed current assets by $1,181,814. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


                                                /s/ Guest & Company, P.C.

November 3, 1997
Tulsa, Oklahoma

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet

                              December 31, 1996



                                     ASSETS

Cash                                                                          $   42,113
Barter currency, current portion (net of reserve of $142,032)                     94,688
Accounts receivable, less allowance for doubtful receivables
   of $423,939                                                                   582,525
Due from employees                                                                10,589
Due from officers/stockholders                                                     8,453
Due from trustee of subsidiary's bankruptcy trust (note 10)                      449,375
Supplies inventory                                                                72,303
Prepaid expenses                                                                  18,151
                                                                              ----------

    Total current assets                                                       1,278,197
                                                                              ----------

Property and equipment (notes 3 and 7):
    Buildings                                                                     65,000
    Dental equipment                                                           1,046,249
    Furniture and fixtures                                                        34,112
    Computer equipment                                                            54,611
    Automobiles                                                                   44,680
    Leasehold improvements                                                       295,767
                                                                              ----------
                                                                               1,540,419

Less accumulated depreciation and amortization                                   197,576
                                                                              ----------
    Net property and equipment                                                 1,342,843

Barter currency, less current portion (net of reserve of $1,278,288)             852,194
Deposits                                                                          28,314
                                                                              ----------

                                                                              $3,501,548
                                                                              ==========



See accompanying notes to consolidated financial statements.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

                              December 31, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to affiliate (note 2)                                      $   496,684
Current installments of long-term debt (note 3)                             172,957
Current installments of obligations under capital leases (note 7)            35,245
Accounts payable                                                          1,053,068
Accrued expenses                                                            497,041
Due to officers/stockholders                                                205,016
                                                                        -----------

    Total current liabilities                                             2,460,011
                                                                        -----------

Long-term debt, excluding current installments (note 3)                     349,089
Obligations under capital leases, excluding current
   installments (note 7)                                                    163,239
Deferred revenue                                                             22,462
                                                                        -----------

    Total liabilities                                                     2,994,801
                                                                        -----------

Stockholders' equity (notes 3, 4, 9, 10, 12, 13 and 14):
    Series A cumulative, convertible preferred stock, $100 par value
       Authorized 50,000 shares; issued and outstanding 25,000 shares     2,500,000
    Common stock, $.001 par value.  Authorized 25,000,000 shares;
       issued and outstanding 10,851,700 shares                              10,852
    Additional paid-in capital                                            5,854,172
    Deficit                                                              (6,734,521)
    Due from trustee of subsidiary's bankruptcy trust (note 10)          (1,123,756)
                                                                        -----------
                                                                            506,747

Commitments and contingencies (notes 7, 10 and 14)
                                                                        -----------

                                                                        $ 3,501,548
                                                                        ===========


See accompanying notes to consolidated financial statements.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations

                   Years Ended December 31, 1996 and 1995


                                                       1996             1995
                                                       ----             ----
Net revenue                                        $ 4,708,151        1,618,063

Costs of dental services:
    Clinical and operating compensation              1,963,789          764,515
    Dental supplies and laboratory costs             1,150,739          380,895
    Facility and equipment costs                       606,866          167,894
    Depreciation and amortization                      212,627          178,693
    Advertising                                        348,077          190,634
    Other costs                                        383,966          127,331
                                                   -----------      -----------
                                                     4,666,064        1,809,962
                                                   -----------      -----------
        Gross profit (loss)                             42,087         (191,899)
                                                   -----------      -----------
General and administrative expenses                  2,241,306          859,514
Depreciation and amortization                           11,566            8,700
                                                   -----------      -----------
        Operating loss                              (2,210,785)      (1,060,113)
                                                   -----------      -----------
Other income (deductions):
    Interest expense                                   (97,373)         (90,745)
    Loss on disposal of assets                          (4,120)            --
    Write down of assets (note 5)                   (3,034,645)            --
    Other                                                1,701            1,289
                                                   -----------      -----------
                                                    (3,134,437)         (89,456)
                                                   -----------      -----------
        Net loss before income taxes                (5,345,222)      (1,149,569)
Income tax benefit (expense) (note 6)                   20,748           (7,137)
                                                   -----------      -----------
        Net loss                                   $(5,324,474)      (1,156,706)
                                                   ===========      ===========

Net loss per common share                          $      (.59)            (.32)
                                                   ===========      ===========

Weighted average common shares                       9,085,658        3,634,200
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1996 and 1995




                                                                                                                 ADDITIONAL
                                                               PREFERRED STOCK             COMMON STOCK           PAID-IN
                                                             SHARES      AMOUNT        SHARES       AMOUNT        CAPITAL
                                                             ------   -----------    ----------   -----------   -----------
Balances at December 31, 1994                                  --     $      --       3,225,000   $     3,225   $    96,775

Debt converted to capital                                      --            --            --            --         400,000
Issuance of common stock to stockholders                       --            --         409,200           409          (409)
Preferred stock issued for barter currency (note 4)          25,000     2,500,000          --            --        (138,889)

Net loss for the period                                        --            --            --            --            --
                                                             ------   -----------    ----------   -----------   -----------

Balances at December 31, 1995                                25,000     2,500,000     3,634,200         3,634       357,477

Issuance of common stock for cash under
   Regulation D Rule 504 stock offering (note 12)              --            --       2,000,000         2,000       995,000
Exercise of common stock warrants for cash                     --            --          50,000            50        74,950
Issuance of common stock under subsidiary's plan
   of reorganization (note 10)                                 --            --       2,400,000         2,400     4,291,813
Collection of amounts due from trustee prior to
   balance sheet date (note 10)                                --            --            --            --            --
Collection of amounts due from trustee subsequent
   to balance sheet date - classified as an asset for
   financial reporting purposes (note 10)                      --            --            --            --            --
Issuance of common stock for subsidiaries (note 9)             --            --       2,700,000         2,700          --
Issuance of common stock for services                          --            --          67,500            68       134,932

Net loss for the period                                        --            --            --            --            --

Net loss for the period                                        --            --            --            --            --
                                                             ------   -----------    ----------   -----------   -----------

Balances at December 31, 1996                                25,000   $ 2,500,000    10,851,700   $    10,852   $ 5,854,172
                                                             ======   ===========    ==========   ===========   ===========

                                                                                               STOCK-
                                                                             DUE FROM         HOLDERS'
                                                                            TRUSTEE OF         EQUITY
                                                                            SUBSIDIARY'S    (NOTES 3, 4,
                                                                             BANKRUPTCY      9, 10, 12,
                                                                DEFICIT        TRUST         13 AND 14)
                                                              -----------   ------------    ------------
Balances at December 31, 1994                                 $  (253,341)   $      --         (153,341)

Debt converted to capital                                            --             --          400,000
Issuance of common stock to stockholders                             --             --
Preferred stock issued for barter currency (note 4)                  --             --        2,361,111

Net loss for the period                                        (1,156,706)          --       (1,156,706)
                                                              -----------    -----------    -----------

Balances at December 31, 1995                                  (1,410,047)          --        1,451,064

Issuance of common stock for cash under
   Regulation D Rule 504 stock offering (note 12)                    --             --          997,000
Exercise of common stock warrants for cash                           --             --           75,000
Issuance of common stock under subsidiary's plan
   of reorganization (note 10)                                       --       (2,196,260)     2,097,953
Collection of amounts due from trustee prior to
   balance sheet date (note 10)                                      --          623,129        623,129
Collection of amounts due from trustee subsequent
   to balance sheet date - classified as an asset for
   financial reporting purposes (note 10)                            --          449,375        449,375
Issuance of common stock for subsidiaries (note 9)                   --             --            2,700
Issuance of common stock for services                                --             --          135,000

Net loss for the period                                        (5,324,474)          --       (5,324,474)

Net loss for the period                                        (5,324,474)          --       (5,324,474)
                                                              -----------    -----------    -----------

Balances at December 31, 1996                                 $(6,734,521)   $(1,123,756)   $   506,747
                                                              ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                   Years Ended December 31, 1996 and 1995



INCREASE IN CASH
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
    Cash received from customers                      $ 5,356,833      1,413,232
    Cash paid to suppliers and employees               (6,452,805)    (1,742,102)
    Interest paid                                         (97,373)       (90,745)
                                                      -----------    -----------

        Net cash used in operating activities          (1,193,345)      (419,615)
                                                      -----------    -----------

Cash flows from investing activities:
    Net advances to employees                              (3,177)        (4,091)
    Net advances to officers/stockholders                  (9,453)          --
    Capital expenditures                                 (176,210)       (44,480)
    Cash acquired in acquisitions                           7,578           --
                                                      -----------    -----------

        Net cash used in investing activities            (181,262)       (48,571)
                                                      -----------    -----------

Cash flows from financing activities:
    Repayments of long-term debt                          (46,258)          --
    Proceeds from notes payable                              --          550,204
    Repayments of notes payable                          (233,000)       (77,282)
    Proceeds from notes payable - affiliates                5,552           --
    Repayments of capital lease obligations               (21,771)          --
    Net advances from officers/stockholders                11,941           --
    Proceeds from common stock offering                   997,000           --
    Proceeds from exercise of common stock warrants        75,000           --
    Proceeds from bankruptcy trustee                      623,129           --
                                                      -----------    -----------
        Net cash provided by financing activities       1,411,593        472,922
                                                      -----------    -----------
Net increase in cash                                       36,986          4,736
Cash, beginning of period                                   5,127            391
                                                      -----------    -----------
Cash, end of period                                   $    42,113          5,127
                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

                   Years Ended December 31, 1996 and 1995



RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES                                        1996            1995
                                                               ----            ----
Net loss                                                   $(5,324,474)    (1,156,706)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Deferred tax expense (benefit)                             (20,748)         7,137
    Depreciation of property and equipment                     224,193         61,728
    Amortization of goodwill                                      --          125,665
    Write down of assets                                     3,039,765           --
    Goods and services purchased with stock                    135,000           --
    Net barter currency operating activity                     200,717         40,210
    Increase in accounts receivable                           (170,560)      (146,265)
    Decrease in inventory                                        6,760           --
    Increase in prepaids                                        (9,603)        (8,548)
    Increase in other assets                                   (13,848)        (2,435)
    Increase in accounts payable and accrued liabilities       716,991        659,599
    Increase in deferred revenues                               22,462           --
                                                           -----------     ----------

        Net cash used in operating activities              $(1,193,345)      (419,615)
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

                   Years Ended December 31, 1996 and 1995



SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES                                         1996          1995
                                                                ----          ----
Acquisitions of HPS-NV and HPS-IL:

    Increase in accounts receivable                          $  185,681         --
    Increase in property and equipment                          515,020         --
    Increase in other assets                                      3,206         --
    Increase in goodwill                                         64,294         --
    Increase in accounts payable                                456,373         --
    Increase in long-term debt                                  316,706         --
    Increase in common stock                                      2,700         --

Confirmation of Plan of Reorganization:

    Increase in due from trustee of subsidiary's
       bankruptcy trust                                       2,196,260         --
    Decrease in notes payable - bank                            773,571         --
    Decrease in accounts payable                                655,362         --
    Decrease in accrued expenses                                669,020         --
    Increase in common stock                                      2,400         --
    Increase in additional paid in capital                    4,291,813         --

Other Noncash Transactions:

    Dental equipment acquired through capital leases            220,255         --
    Assets of dental practice acquired for debt                 225,000         --
    Debt converted to capital                                      --        400,000
    Preferred stock issued in exchange for barter currency         --      2,500,000


See accompanying notes to consolidated financial statements.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements



(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of DentlCare Management, Inc. and its wholly-owned subsidiaries, Dental Management Systems, Inc., DentureCare Services, Inc., HPS-Nevada and Hippocratic Preservation Society, Inc. (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

      (b) ORGANIZATION

            Dental Management Systems, Inc. (DMSI) was incorporated in the State of Oklahoma on September 27, 1994 and its wholly-owned subsidiary, DentureCare Services, Inc. (DCSI), was incorporated in the State of Oklahoma on September 30, 1994.

            In October 1995, DMSI was acquired by DentlCare Management, Inc.(DCMI), a publicly traded company, incorporated in the State of Nevada. The transaction has been treated as a reverse acquisition and recapitalization of DMSI.

            In February 1996, DCMI acquired HPS-Nevada (HPS-NV), a Nevada corporation, in a business combination accounted for as a purchase.

            In June 1996, DCMI acquired Hippocratic Preservation Society, Inc. (HPS-IL), an Illinois corporation in a business combination accounted for as a purchase.

      (c)   NATURE OF BUSINESS

            The Company provides business and practice management services to dentists through contractual agreements whereby the Company manages the administrative activities of its clients allowing those clients to devote all of their efforts toward providing high quality, affordable dental care.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (d)   BARTER CURRENCY

            Barter currency consists of BX International (the exchange organization) "dollars" which can be spent and collected in exchange for goods and services between members of the exchange organization. Members are charged a 10% usage fee, based on monthly purchases using the barter currency. The Company has established a reserve equal to 10% of its barter currency in anticipation of the usage fees. The Company has also established a 50% reserve against its barter currency balance based on the time value of money. These reserves are adjusted as barter currency is used for purchases and received for services rendered.

      (e)   INVENTORIES

            Inventories consist primarily of small tools and supplies consumed in the performance of dental services. Inventories are recorded at the lower of cost or market using the first-in, first-out (FIFO) method.

      (f)   PROPERTY AND EQUIPMENT

            Owned property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease. Owned property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment under capital leases and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset.

      (g)   GOODWILL

            Goodwill represents the excess of the cost of companies acquired over the fair value of their tangible net assets at dates of acquisition. Goodwill is evaluated annually to determine the remaining estimated useful life over which the balance is amortized using the straight-line method.

      (h)   INCOME TAXES

            Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in different years than for income tax purposes.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (i)   NET EARNINGS/LOSS PER COMMON SHARE

            Net earnings/loss per common share amounts are computed using the weighted average number of common shares outstanding during the period. Fully diluted earnings/loss per common share is presented if the assumed conversion of common stock equivalents results in material dilution.

      (j)   USE OF ESTIMATES

            The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

      (k)   FAIR VALUE DETERMINATION

            Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt and capital lease obligations. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

(2)   NOTES PAYABLE

      Note payable to affiliate consists of cash advances, accrued interest and accrued rent payable to an affiliated entity. The balance of the unsecured demand note accrues interest at the rate of 10%.

(3)   LONG-TERM DEBT

      Long-term debt at December 31, 1996 consists of the following:

            Note payable to an individual; $50,000 payable in six
            monthly installments of $8,333 beginning February
            1997. In addition, $175,000 payable in the form of
            DCMI common stock at a fixed price of $3.00 per share
            over a period of 70 months for a total of 58,334
            shares; collateralized by equipment                        $ 225,000

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(3)   LONG-TERM DEBT, CONTINUED

            Note payable to an individual with interest at 10%,
            payable in monthly installments of $5,644 with the
            final payment due March 2000; collateralized by
            equipment and inventory                                    $ 191,275

            Note payable to a mortgage company with interest at
            9.5%, payable in monthly installments of $597 with
            the final payment due February 2016; collateralized
            by real estate                                                62,495

            Note payable to an individual with interest at 9%,
            payable in monthly installments of $1,038 with the
            final payment due March 1998; collateralized by real
            estate                                                        13,764

            Note payable to a bank with interest at 10.75%;
            payable in monthly installments of $851 with the
            final payment due February 1999 or upon demand by the
            bank; collateralized by an automobile                         20,506

            Note payable to an individual with interest at 8%,
            payable in monthly installments of $783 with the
            final payment due December 1997; unsecured                     9,006
                                                                       ---------

            Total long-term debt                                         522,046

            Less current installments                                    172,957
                                                                       ---------

            Long-term debt, excluding current installments             $ 349,089
                                                                       =========

Maturities of long-term debt are as follows: 1997, $172,957; 1998, $91,117; 1999, $94,115; 2000, $48,208; 2001, $31,788; thereafter, $83,861.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(4)   PREFERRED STOCK

      Series A preferred stock is convertible to common stock at the rate of 40 shares of common stock for each share of Series A preferred stock at the option of the holder. The Company has the option to redeem Series A preferred stock at its face value upon 30 days prior written notice to the holders thereof. Holders of Series A preferred stock shall have no voting rights, except as required by Nevada law and as a separate class to appoint directors discussed below.

      Dividends at rates ranging from 4% to 10% per annum are payable quarterly beginning January 31, 1997. In the event that dividends accrued are unpaid for a period of 60 days after such payment is due, the holders of Series A preferred stock shall be entitled to appoint members to the board of directors with voting power equal to 50%.

      In connection with the issuance of preferred stock in exchange for barter currency, the Company has agreed that as long as BX International is the holder of 25,000 shares of Series A preferred stock, no shares of common stock shall be issued or options to purchase common stock shall be granted to certain officers of the Company at a price less than $2.50 per share without the written agreement of the holders of two-thirds of the outstanding shares of Series A preferred stock.

(5)   WRITE DOWN OF ASSETS

      Write down of assets in 1996 consists of a $1,861,343 write down of goodwill acquired in certain acquisitions, a $1,123,302 write down of barter currency deemed to be impaired due to the time value of money over the expected utilization period and a $50,000 acquisition deposit forfeited.

                 DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(6)   INCOME TAXES

      Income tax (benefit) expense for the years ended December 31, 1996 and 1995 consists of the following:

                                   CURRENT           DEFERRED            TOTAL
                                   --------          --------          --------
1996:
    Federal                        $   --             (17,636)          (17,636)
    State                              --              (3,112)           (3,112)
                                   --------          --------          --------

                                   $   --             (20,748)          (20,748)
                                   ========          ========          ========

1995:
    Federal                            --               6,067             6,067
    State                              --               1,070             1,070
                                   --------          --------          --------

                                   $   --               7,137             7,137
                                   ========          ========          ========

      Income taxes amounted to a benefit of $20,748 and an expense of $7,137 for the years ended December 31, 1996 and 1995, respectively. Actual income taxes differ from the "expected" income taxes as follows:

                                                       1996              1995
                                                       ----              ----
Computed "expected" tax benefit                    $(1,817,375)        (390,853)
Increase (reduction) in income taxes
   resulting from:
    Nondeductible bad debt expense                        --             20,351
    Nondeductible penalties                             22,573             --
    Nondeductible meals and entertainment                6,369            1,461
    Net operating loss carryforwards not
       utilized                                      1,767,685          376,178
                                                   -----------         --------

                                                   $   (20,748)           7,137
                                                   ===========         ========

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(6)   INCOME TAXES, CONTINUED

      Net deferred taxes at December 31, 1996 are comprised of the following:

                                                     CURRENT         NONCURRENT
                                                   -----------       ----------
Deferred tax assets:
    Allowance for uncollectible accounts
       receivable                                  $   165,025             --
    Barter currency reserve                             56,812          511,315
    Officer compensation accrual                        34,000             --
    Book/tax depreciation difference                      --              3,530
    Goodwill                                              --            718,261
    Net operating loss carryforwards                      --          1,449,080
                                                   -----------       ----------

                                                       255,837        2,682,186

    Less valuation allowance                          (255,837)      (2,682,186)
                                                   -----------       ----------

        Deferred tax assets                               --               --
                                                   -----------       -----------

Deferred tax liabilities - none                           --               --
                                                   -----------       ----------

        Net deferred taxes                         $      --               --
                                                   ===========       ==========

      At December 31, 1996, the Company has available unused net operating loss carryforwards of approximately $3,225,000 which may be applied against future taxable income through the year 2011.

(7)   LEASES

      The Company leases buildings and equipment under noncancellable operating leases that expire over the next four years. Rental expense under these operating leases was approximately $200,500 and $137,600 for the years ended December 31, 1996 and 1995, respectively.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(7)   LEASES, CONTINUED

      Included in property and equipment are the following amounts applicable to capital leases at December 31, 1996:

         Dental equipment                                        $ 220,255

         Less accumulated amortization                             (11,970)
                                                                 ---------

                                                                 $ 208,285
                                                                 =========

      Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of December 31, 1996 are as follows:

                                                          CAPITAL       OPERATING
                                                           LEASES        LEASES
                                                          --------      ---------
Year ended December 31,
    1997                                                  $ 62,381       215,413
    1998                                                    62,381       183,178
    1999                                                    62,381       122,159
    2000                                                    59,277        67,789
    2001                                                    24,250          --
                                                          --------      --------

Total minimum lease payments                               270,670       588,539
                                                                        ========

Less amount representing interest (at
   rates varying from 14.4% to 16.4%)                       72,186
                                                          --------

Present value of net minimum capital
   lease payments                                          198,484

Less current installments of obligations
   under capital leases                                     35,245
                                                          --------

Obligations under capital leases, excluding
   current installments                                   $163,239
                                                          ========

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(7)   LEASES, CONTINUED

      The Company also leases office space under a month-to-month lease agreement with an affiliated entity at a monthly rate of $3,350.

(8)   RELATED PARTY TRANSACTIONS

      Related party transactions are included in the financial statements as follows:

                                                               1996          1995
                                                               ----          ----
         Note payable resulting from assumption of debt
            and net advances from an affiliated entity
            owned by the president of DCMI                  $ 496,684       491,132

         Rent expense incurred to an affiliated entity
            owned by the president of DCMI                     23,550        16,500
         Purchases of services from an affiliated
            entity owned by a member of the Board of
            Directors                                         315,169           --
         Purchases of supplies from an affiliated
            entity owned by the president of HPS-IL            15,294           --
         Purchases of services from an affiliated
            entity jointly owned by the president and
            the vice-president of HPS-IL                       23,360           --

(9)   ACQUISITIONS

      On February 28, 1996, DCMI acquired HPS-NV, a Nevada corporation engaged in dental practice management, in a business combination accounted for as a purchase. The operations of HPS-NV are included in the Company's consolidated financial statements since the date of acquisition. The acquisition was completed through the issuance of 1,350,000 shares of DCMI's common stock in exchange for all the outstanding common stock of HPS-NV. Goodwill of $64,294 which was recognized in connection with this acquisition was written off prior to December 31, 1996 based on expected consolidated future cash flows.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(9)   ACQUISITIONS, CONTINUED

      On June 30, 1996, DCMI acquired HPS-IL, an Illinois corporation engaged in dental practice management, in a business combination accounted for as a purchase. The operations of HPS-IL are included in the Company's consolidated financial statements since the date of acquisition. The acquisition was completed through the issuance of 1,350,000 shares of DCMI's common stock in exchange for all the outstanding common stock of HPS-IL.

      The following summarized pro forma (UNAUDITED) information assumes the above acquisitions had occurred at the beginning of each of the periods presented:

                                               1996                 1995
                                            (UNAUDITED)          (UNAUDITED)
Net sales                                  $  6,114,928           3,863,188
                                           ============          ==========

Net loss                                   $ (5,074,521)         (1,119,819)
                                           ============          ==========

Net loss per share                         $       (.52)               (.18)
                                           ============          ==========


      The above summarized pro forma (UNAUDITED) amounts reflect adjustments to net loss for amortization of goodwill and depreciation on revalued property and equipment and adjustments to the number of shares outstanding.

(10)  BANKRUPTCY PROCEEDINGS AND CONTINGENCIES

      On March 23, 1995, the Company's wholly-owned subsidiary DCSI, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the Northern District of Oklahoma. The plan of reorganization (the
      Plan) was approved by the Bankruptcy Court during 1996. The Plan calls for the satisfaction of certain debt through the issuance and sale of 2,400,000 shares of DCMI's common stock. Substantially all assets of DCSI are encumbered by liens which, in the event of failure of Plan performance, would entitle the lienholders to proceed against DCSI and its assets.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(10)  BANKRUPTCY PROCEEDINGS AND CONTINGENCIES, CONTINUED

      Advances from DCMI and DMSI to DCSI which occurred prior to the voluntary petition are to be treated as unsecured claims while post-petition advances to DCSI from DCMI and DMSI, which represent advances for administrative purposes, are to be treated as priority claims. The portion of these intercompany advances which was unpaid at the audit report date is presented as a reduction in stockholders' equity while the amount received between the balance sheet date and the audit report date is presented as an asset.

      As of December 31, 1996, the Plan Trustee has sold 349,800 shares of DCMI's common stock for $623,129 which was utilized to pay professional fees associated with the bankruptcy and reimburse DCMI and DMSI for post-petition administration advances. Proceeds from the remaining 2,050,200 shares are to be utilized to reimburse DCMI and DMSI for additional pre-petition and post-petition advances of $1,573,131 and the payment of pre-petition liabilities to creditors and taxing authorities of $2,097,953.

      In the opinion of bankruptcy legal counsel for DCSI it is reasonably possible that the following may occur and have an unfavorable outcome:

            DCSI may face certain loss contingencies in the event of a failure of performance of the terms of the Plan. Such loss contingencies encompass all the claims asserted in the Bankruptcy Case, covered by the Plan terms and such post-confirmation claims as have or may arise within that Bankruptcy Case proceeding, including professional fees and costs.

            DCSI may face certain loss contingencies in the event of failure of performance of ongoing obligations in the Bankruptcy Case proceedings, including but not limited to the payment of U.S. Trustee fees and other post-confirmation claims, including those of post-confirmation trade creditors and professionals employed by DCSI.

            DCSI may face certain loss contingencies in the event of failure to fulfill its ongoing obligations to appoint and participate as a member of the Plan Trust Committee established in the Plan, including failure to require the conduct of Plan Committee meetings and the presentation of reports by the Plan Trustee.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(10)  BANKRUPTCY PROCEEDINGS AND CONTINGENCIES, CONTINUED

            DCSI may face certain loss contingencies in the event that DCSI has been involved in procuring or has received distributions from the Plan Trust before payments to creditors having payment priority, in contravention of the order of distribution set forth under the Plan terms.

            DCSI may face certain loss contingencies in the event that DCSI is charged with a breach of fiduciary obligations imposed on DCSI in the Bankruptcy Case, including such obligations arising from its status as debtor in possession, as reorganized debtor under the Plan and as Plan Committee member.

      As of the audit report date, it is not possible to estimate the possible loss or range of loss if any or all of the above events occur.

(11)  CONCENTRATION

      As of December 31, 1996, the Company's management fee income is derived from management contracts with three dental practices which have locations in Tulsa, Oklahoma; Las Vegas, Nevada and Chicago, Illinois.

(12)  STOCK OFFERING

      On January 3, 1996, the Company initiated a Reg. D, Rule 504 offering of the Company's common stock whereby it obtained $997,000 in capital through the sale of 2,000,000 shares of common stock.

(13)  RIGHTS TO PURCHASE STOCK

      On January 10, 1996, the directors of the Company established the 1996-1997 Nonstatutory Stock Option Plan (the Plan) under which options to purchase shares of the Company's common stock are granted at prices generally paid by investors. The purpose of the Plan is to provide a special incentive to directors, officers, key employees and consultants of the Company and its subsidiaries to promote the Company's business. The number of shares of common stock which may be issued under the Plan shall not exceed 3,000,000 and no option shall be granted under the Plan after December 31, 1997.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(13)  RIGHTS TO PURCHASE STOCK, CONTINUED

      During January 1996, options to acquire 2,350,000 shares of the Company's common stock were granted at option prices ranging from $2.00 to $2.50. During 1996, management options for 1,725,000 shares were canceled, leaving a balance at December 31, 1996 of options to acquire 625,000 shares of the Company's common stock at an option price of $2.00 per share, exercisable until January 1998.

      During July 1996, warrants to acquire 25,000 shares at $1.00 per share and 1,545,000 shares at $2.00 per share were issued. Warrants to acquire 50,000 shares were exercised, 25,000 shares at $1.00 per share and 25,000 shares at $2.00 per share, leaving a balance at December 31, 1996 of warrants to acquire 1,520,000 shares at $2.00 per share, exercisable until July 1998.

(14)  SUBSEQUENT EVENTS

      On January 31, 1997, HPS-IL acquired the net assets of RES, Inc., a dental care related service provider in Chicago, Illinois, for a purchase price of $250,000 which consisted of $125,000 in cash, 8,333 shares of DCMI's common stock valued at $3.00 per share and a $100,000 promissory note. The promissory note given in the exchange is payable in 48 consecutive monthly installments of $2,536 commencing on March 1, 1997 with the final installment due February 1, 2001.

      In connection with the acquisition of the net assets of RES, Inc., HPS-IL entered into an employment agreement with the sole stockholder of RES, Inc. The employment agreement states that the employee shall serve as operations consultant on a half-time basis, 20 hours per week, at a rate of $20 per hour through December 31, 2000.

      Subsequent to the acquisition of the net assets of RES, Inc., HPS-IL defaulted on the related promissory note. Upon that default, RES, Inc. filed suit against HPS-IL in the Circuit Court of Cook County, Illinois, Municipal Department, Second District alleging breach of obligations owed to RES, Inc. DCMI and RES, Inc. settled the lawsuit by DCMI agreeing to pay the $90,000 balance owed as follows: $25,000 on or before September 23, 1997, with the remaining sum of $65,000 to be paid with interest at 10% in 12 equal monthly installments of $5,715 commencing October 1, 1997 with the final installment due on September 1, 1998. DCMI is current in this obligation.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(14)  SUBSEQUENT EVENTS, CONTINUED

      The following items are contingent liabilities of the Company due to provisions included in the corporate bylaws and due to indemnification agreements entered into by the Company with certain members of its management:

            On July 1, 1997, the District Court in and for Tulsa County, State of Oklahoma granted joint and several money judgment against certain members of the Company's management in the amount of $347,762 plus interest for failure to pay bank debt in accordance with guarantees of debt made by those members of management. The related debt is scheduled to be paid under DCSI's bankruptcy plan of reorganization; however, if it or a part thereof is not paid, the Company may be liable under an indemnification agreement.

            On July 17, 1997, the Internal Revenue Service issued its final notice of intent to levy civil penalties totaling $195,709 assessed against two members of DCMI's management relating to previous payroll tax liabilities of the DCMI. Although the underlying debt is scheduled to be paid under DCSI's bankruptcy plan of reorganization, if it or a part thereof is not paid, the Company may be liable under an indemnification agreement. The Internal Revenue Service has verbally agreed to postpone any attempt to levy as long as DCMI is current in its withholding and payment of payroll taxes.

      On June 16, 1997, a lawsuit was filed against DCMI by a company for $125,000 in the District Court, Clark County, Nevada. On September 19, 1997, the Court entered a default judgment against DCMI, which was subsequently set aside. DCMI's management believes that the lawsuit will be settled for less than $125,000.

      On July 24, 1997, a lawsuit was filed against DCMI by an individual in the U.S. District Court for the Western District of Texas for $175,000 alleging breach of contract and violation of certain securities laws. The case was subsequently settled for $100,000 and 50,000 shares of common stock.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(14)  SUBSEQUENT EVENTS, CONTINUED

      On August 12, 1997, a lawsuit was filed by an individual who had sold a dental practice to DCMI against certain members of DCMI's management who had previously entered into an agreement whereby they would purchase 42,717 shares of DCMI's common stock from the plaintiff on July 31, 1997 for $3.50 per share. The suit, which claims that the terms of that agreement had been breached, was filed for damages of $175,000 in the U.S. District Court for the Northern District of Illinois, Eastern Division. This suit was settled for $120,000 with payment by DCMI to be made over a 3-year period.

      On August 27, 1997, certain members of DCMI's management who had previously entered into an agreement to purchase 17,932 shares of DCMI's common stock from an individual who had sold a dental practice to DCMI and a current employee of DCMI on July 31, 1997 for $3.50 per share, entered into a Forbearance and Revised Agreement for Repurchase of Shares with that employee and DCMI. Under the new agreement, the employee has agreed to extend the date at which the shares must be purchased to September 30, 1997 for 1/2 of the shares and December 31, 1997 for the balance of the shares. As of the audit report date, DCMI is in default under the Revised Agreement.

      On August 26, 1997, DCMI entered into a restructuring agreement (the restructuring agreement) with certain members of its management (the shareholder group), a creditor (Bridge Bank) and the following investment entities and advisors: Capital International Holdings, Inc. (CIH), Capital International Securities Group, Inc. (CISG), Motivo Investments Limited (Motivo), James Goldberg (Goldberg), JLG Trading, Inc. (JLG), Hudson Riverview Consulting, Inc. (Hudson) and James Neifeld (Neifeld) whereby DCMI is to satisfy its indebtedness to Bridge Bank with the proceeds received from the issuance of shares of DCMI's common stock which are to be sold with the assistance of CISG through two private placement stock offerings. The terms of the restructuring agreement are as follows:

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(14)  SUBSEQUENT EVENTS, CONTINUED

            The shareholder group is to deposit 3,698,218 of its shares of DCMI common stock into escrow to be released 2/3 to Motivo, 1/6 to Hudson and 1/6 to Neifeld upon the following terms and conditions. Upon receipt by DCMI of the minimum amount under the first offering, the shares in escrow shall be transferred into a voting trust to be voted by the trustee per the instruction of Motivo, Hudson and Neifeld. Upon the receipt by DCMI of the maximum amount under the first offering, 1,849,109 shares shall be transferred from the voting trust to Motivo, Hudson and Neifeld. Upon receipt by DCMI of the minimum amount under the second offering, the remaining 1,849,109 shares shall be transferred from the voting trust to Motivo, Hudson and Neifeld.

            The first offering is to consist of the sale of from 4,000,000 to 10,000,000 newly issued shares of common stock for $.25 per share prior to September 30, 1997 of which the net proceeds are to be applied to the satisfaction of the indebtedness to Bridge Bank, other liabilities, working capital and future acquisition costs. The second offering is to consist of the sale of from 400,000 to 1,800,000 newly issued shares of common stock for $2.50 per share prior to April 1, 1998 of which the net proceeds are to be applied to future acquisition costs.

            Additional terms of the restructuring agreement state that (1) upon receipt by DCMI of the minimum amount under the first offering, Motivo shall have the authority to elect up to five additional directors of DCMI; (2) upon receipt by DCMI of the maximum amount under the first offering, DCMI shall grant to CIH 2,500,000 warrants to purchase 2,500,000 shares of the common stock of DCMI at an exercise price of $1.00 per share; and (3) upon receipt by DCMI of the minimum amount under the second offering, DCMI shall grant to CIH 5,000,000 warrants to purchase 5,000,000 shares of the common stock of DCMI at an exercise price of $1.20 per share.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(14)  SUBSEQUENT EVENTS, CONTINUED

      Pursuant to the terms of the August 26, 1997 restructuring agreement, on August 27, 1997, DCMI initiated a private placement of its common stock under which a minimum of 4,000,000 shares and a maximum of 10,000,000 shares were to be sold at $.25 per share. The offering was made on "best efforts" and "mini-maxi" bases for the period from August 27, 1997 to September 30, 1997. Subscriptions were accepted under the offering for a minimum of 200,000 shares and were payable on or before September 30, 1997. The net proceeds received by DCMI were to be applied to the satisfaction of certain liabilities of the company, working capital and future acquisition costs. DCMI sold 10,000,000 shares under the offering and received net proceeds of $2,500,000, which were utilized as stated above.

      On August 28, 1997 in connection with the acquisition of HPS-IL, the Company entered into employment agreements with each of the two co-managers of its Illinois operations whereby those employees are to serve in that capacity through August 31, 2000. As compensation for their services, the employees are to receive a salary of $72,000 per year with 6% annual increases and options to purchase 200,000 shares of the common stock of DCMI at its market value as of September 1, 1997.

      On August 28, 1997, the Company entered into an employment agreement with one of the co-managers of its Nevada operations whereby that employee is to serve in that capacity through August 31, 2000. As compensation for his services, the employee is to receive a salary of $72,000 per year with 6% annual increases and options to purchase 150,000 shares of the common stock of DCMI at its market value as of September 1, 1997.

      On August 28, 1997, the Company entered into an employment agreement with an individual whereby that individual shall serve as DCMI's president and chief operations officer through December 31, 2002. As compensation for his services, the employee is to receive a salary of $96,000 per year with 6% annual increases, 100,000 shares of DCMI's common stock, an annual cash bonus equal to 3% of DCMI's annual net pre-tax earnings and options to purchase up to 3,100,000 shares of DCMI's common stock exercisable upon the achievement of certain earnings by the Company.

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES

(14)  SUBSEQUENT EVENTS, CONTINUED

      As additional terms and conditions of the employment agreement with DCMI's president and chief operations officer, the employee has agreed to cause the sale of the operating assets of several dental operations to DCMI in exchange for $1,000,000 of preferred stock of DCMI which is convertible into 2,000,000 shares of DCMI's common stock. Subsequent to the sale, DCMI will assume the management of the dental practices. The shares to be issued under this agreement shall be decreased proportionally to the extent that the first six months pre-tax profits of the operations to be managed do not equal $125,000.

      On October 31, 1997, DCMI acquired a dental practice in a business combination accounted for as a purchase. The acquisition was completed through the payment of $517,000 in exchange for the net assets of the Nevada Corporation. The results of operations of the Nevada Corporation will be included with the results of the Company beginning October 31, 1997.

      On November 1, 1997, DCMI acquired 3 dental practices, controlled by DCMI's president, in a business combination accounted for as a purchase. The acquisition was completed through the payment of $200,000 and 2,000,000 shares of common stock of DCMI in exchange for the net assets of the Illinois Corporations. The results of operations of the Illinois Corporations will be included with the results of the Company beginning November 1, 1997.

      As of the date of the independent auditor's report, the Company had not paid any of the dividends payable to the holders of the Series A preferred stock. The Series A preferred stock dividends in arrears at that date totaled $100,000 ($.04 per share). Under their agreement with the Company, the holders of the Series A preferred stock have the right to appoint members to the Board of Directors with voting power equal to 50% if the dividends are not paid when due.

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM DENTLCARE MANAGEMENT, INC. ("THE COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (The foregoing is not applicable to the original(s) hereof.)

SECURITIES
AND EXCHANGE
COMMISSION                                                                 PAGE
EXHIBIT NO.   TYPE OF EXHIBIT                                             NUMBER
------------  ---------------                                             ------
   2.         Plan of Purchase, Sale, Reorganization, Liquidation or
              Succession                                                    N/A

   3.1        Articles of Incorporation of the Company and amendments
              thereto and incorporated herein by reference thereto          N/A

   3.2        By-Laws of the Company and incorporated herein by
              reference thereto                                             N/A

   4.         Instruments defining the rights of security holders,
              including indentures                                          N/A

   9.         Voting Trust Agreement                                        N/A

  10.         Material Contracts                                            N/A

  11.         Statement regarding Computation of Per Share Earnings         N/A

  16.         Letter on Change in Certifying Accountants                    N/A

  18.         Letter regarding Change in Accounting Principles              N/A

  21.         Subsidiaries of the Registrant - Included in Item I(a)        N/A

  22.         Published Report Regarding Matters Submitted to
              Vote of Security Holders                                      N/A

  23.         Consents of Experts and Counsel                               N/A

  24.         Power of Attorney                                             N/A

  27.         Financial Data Schedule                                        23

  28.         Information from reports furnished to state insurance
              regulatory authorities                                        N/A

  99.         Additional Exhibits                                           N/A