Form 10QSB
period 1997-03-31
DENTLCARE MANAGEMENT INC
filed 1998-08-14
CIK 1006728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended: March 31. 1997           Commission File Number: 0-28680
                     --------------                                   -------

                           DENTLCARE MANAGEMENT, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       88-0301637
---------------------------------              ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                            Identification No.)

            2360 Hassell Rd, Ste F, Hoffman Estates, Illinois 60195
            -------------------------------------------------------
                    (Address of principal executive offices)

                     8118 E. 63rd St., Tulsa, Oklahoma 74133
                     ---------------------------------------
                 (Former address of principal executive offices)

                                 (847) 839-0891
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

   Common Stock $0.001 par value                          10,934,867
   -----------------------------                       ----------------
              Class                              Outstanding at March 31, 1997

Transitional Small Business Disclosure Format: Yes |_| No |X|

                           DENTLCARE MANAGEMENT, INC.

                                      INDEX

                                                                            Page

 PART I.      Financial Information

 Item 1.      Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                           3

              Consolidated Statements of Operations -
              Three Months Ended March 31, 1997 and 1996                     4

              Consolidated Statement of Stockholders' Equity -
              Three Months Ended March 31, 1997                              5

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996                    6-8

              Notes to Consolidated Financial Statements
              Three Months Ended March 31, 1997 and 1996                    9-13

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                14-15

PART II.      Other Information                                             16


                                     2 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                             March 31,      December 31,
                                                               1997             1996
                                                            (Unaudited)      (Audited)
                             ASSETS
Cash                                                        $    36,113    $    42,113
Barter currency (net of $134,380 & $142,032 reserves)            89,587         94,688
Accounts receivable (net of $423,939 & $423,939 reserves)       591,822        582,525
Due from trustee of subsidiary's bankruptcy trust                25,000        449,375
Due from officers, stockholders and employees                    21,535         19,042
Prepaid expenses and supplies inventory                         123,971         90,454
                                                            -----------    -----------
    Total current assets                                        888,028      1,278,197

Net property and equipment                                    1,378,706      1,342,843
Barter currency, less current
  (net of $1,209,423 & $1,278,288 reserves)                     806,282        852,194
Goodwill, net of amortization                                   190,571             --
Deposits and other                                               19,865         28,314
                                                            -----------    -----------

    Total assets                                            $ 3,283,452    $ 3,501,548
                                                            ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable - affiliate                                   $   483,574    $   496,684
Notes payable - other                                           500,000             --
Current portion of long-term obligations                        188,090        208,202
Accounts payable                                                952,449      1,053,068
Accrued expenses                                                441,165        497,041
Due to stockholders                                             159,816        205,016
                                                            -----------    -----------
    Total current liabilities                                 2,725,094      2,460,011
                                                            -----------    -----------

Long-term obligations, less current portion                     412,253        512,328

Deferred revenue                                                     --         22,462

Preferred stock                                               2,500,000      2,500,000
Common stock                                                     10,935         10,852
Additional paid-in capital                                    6,054,089      5,854,172
Deficit                                                      (7,295,163)    (6,734,521)
Due from trustee of subsidiary's bankruptcy trust            (1,123,756)    (1,123,756)
                                                            -----------    -----------
    Total stockholders' equity                                  146,105        506,747
                                                            -----------    -----------

    Total liabilities and stockholders' equity              $ 3,283,452    $ 3,501,548
                                                            ===========    ===========

See accompanying notes to consolidated financial statements.


                                    3 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended March 31,
                                                  1997            1996
Management fee revenues                      $  1,387,611    $    679,550

Cost of dental services:
  Clinical and operating compensation             757,149         334,499
  Dental supplies and laboratory costs            249,797         138,408
  Facility and equipment costs                    197,975          58,758
  Depreciation and amortization                    41,935          46,050
  Advertising                                      76,194          61,586
  Other costs                                      88,655          57,198
                                             ------------    ------------
                                                1,411,705         696,499
                                             ------------    ------------
Gross profit (loss)                               (24,094)        (16,949)
General and administrative expenses               470,624         284,852
Depreciation and amortization                       3,616           2,500
                                             ------------    ------------
Operating loss                                   (498,334)       (304,301)

Other income (expense):
      Other income                                    464           3,725
      Interest expense                            (62,772)        (12,951)
                                             ------------    ------------

Loss before income taxes                         (560,642)       (313,527)

Income taxes                                           --              --
                                             ------------    ------------

Net loss                                     $   (560,642)   $   (313,527)
                                             ============    ============

Net loss per common share                    $      (0.05)   $     (0.07)
                                             ============    ============

Weighted average common shares outstanding     10,875,227       4,668,367
                                             ============    ============

See accompanying notes to consolidated financial statements.


                                     4 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 1997
                                   (Unaudited)

                                                                                           Additional
                                       Preferred Stock           Common Stock               Paid-in
                                    Shares       Amount       Shares        Amount          Capital          Deficit
Balance at December 31, 1996          25,000   $ 2,500,000   10,851,700    $ 10,852       $ 5,854,172    $ (6,734,521)

Issuance of common stock in the
    acquisition of a denture
    laboratory and dental practice                                8,333           8            24,992

Issuance of common stock as an
    employee benefit                                             16,500          17               (17)

Issuance of common stock in
   exchange for note payable                                     58,334          58           174,942

Net loss for the period                                                                                      (560,642)
                                   ---------   -----------   ----------    --------       -----------    ------------

Balance at March 31, 1997             25,000   $ 2,500,000   10,934,867    $ 10,935       $ 6,054,089    $ (7,295,163)
                                   =========   ===========   ==========    ========       ===========    ============

                                      Due From       Stock-
                                     Bankruptcy     holders'
                                      Trustee        Equity
Balance at December 31, 1996        $ (1,123,756)   $ 506,747

Issuance of common stock in the
    acquisition of a denture
    laboratory and dental practice                     25,000

Issuance of common stock as an
    employee benefit                                        -

Issuance of common stock in
   exchange for note payable                          175,000

Net loss for the period                              (560,642)
                                    ------------    ---------

Balance at March 31, 1997           $ (1,123,756)   $ 146,105
                                    ============    =========

See accompanying notes to consolidated financial statements.


                                     5 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                          1997           1996
Increase (decrease) in cash

Cash flows from operating activities:
    Cash received from customers                                      $ 1,378,314    $   616,385
    Cash paid to suppliers and employees                               (2,014,305)      (708,868)
    Interest paid                                                         (39,070)       (12,951)
                                                                      -----------    -----------

    Net cash used by operating activities                                (675,061)      (105,434)
                                                                      -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                                  (20,237)       (39,663)
    Proceeds from sale of assets                                              450             --
    Bank overdrafts                                                            --        (12,180)
    Due from officers and employees                                       (47,693)         4,391
    Cash utilized to acquire denture laboratory and dental practice      (117,647)            --
                                                                      -----------    -----------

    Net cash used by investing activities                                (185,127)       (47,452)
                                                                      -----------    -----------

Cash flows from financing activities:
    Proceeds from loans                                                   550,000             --
    Repayments of notes and capital lease obligations                    (120,187)      (354,274)
    Proceeds from bankruptcy trustee                                      424,375
    Proceeds from common stock offering                                        --        547,250
                                                                      -----------    -----------

    Net cash provided by financing activities                             854,188        192,976
                                                                      -----------    -----------

Net increase (decrease) in cash                                            (6,000)        40,090

Cash at beginning of period                                                42,113          5,127
                                                                      -----------    -----------

Cash at end of period                                                 $    36,113    $    45,217
                                                                      ===========    ===========

                                                                       Continued

See accompanying notes to consolidated financial statements.


                                     6 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows - (Continued)
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                      1997         1996
Reconciliation of net loss to net cash used by
    operating activities

Net loss                                                            $(560,642)   $(313,527)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation                                                       43,409       35,250
    Amortization                                                        2,142       13,300
    Interest accrued on related party notes payable                    11,890           --
    Decrease (increase) in barter currency, net                        51,013       54,967
    Decrease (increase) in accounts receivable                         (9,297)     (63,165)
    Decrease (increase) in prepaid expense and supplies inventory     (31,817)     (23,538)
    Decrease (increase) in deposits                                    (1,551)      (1,450)
    Increase (decrease) in accounts payable and accrued expenses     (180,208)     192,729

                                                                    ---------    ---------

Net cash used in operating activities                               $(675,061)   $(105,434)
                                                                    =========    =========

Supplementary schedule of noncash investing and financing activities

Acquisition of dental practices and dental laboratories:
    Increase in accounts receivable and other assets                    1,700      200,000
    Increase in dental equipment                                       59,485      150,000
    Increase in goodwill                                              192,713      150,000
    Deposit applied                                                   (10,000)          --
    (Increase) in accounts payable                                     (1,251)     (50,000)
    (Increase) in other notes payable and long term debt             (100,000)    (450,000)
    (Increase) in common stock                                             (8)      (1,350)
    (Increase) decrease in additional paid in capital                 (24,992)       1,350
                                                                    ---------    ---------

      Cash received (used)                                          $(117,647)   $      --
                                                                    =========    =========

                                                                       Continued

See accompanying notes to consolidated financial statements.


                                     7 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                 Consolidated Statement of Cash Flows, Continued
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                          1997         1996
Supplementary schedule of noncash investing and
  financing activities, continued

Other transactions
    Common stock issued in exchange for notes payable                     175,000
    Common stock and note issued as partial consideration for
      the acquisition of a denture laboratory and dental practice         125,000

See accompanying notes to consolidated financial statements.


                                     8 of 17

                   DentlCare Management, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

A.    Summary of Significant Accounting Policies

      The accompanying consolidated financial statements include the accounts of DentlCare Management, Inc. (the "Company" or "DCMI") and its wholly-owned subsidiaries, Dental Management Systems, Inc. ("DMSI"), DentureCare Services, Inc. ("DCSI"), HPS-Nevada, Hippocratic Preservation Society, Inc. ("HPS-Illinois") and National DentlCare Management, Inc. ("NDCMI"). All material intercompany accounts and transactions have been eliminated.

      The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. The consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 have not been audited. The consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated results of operations for the three months ended March 31, 1997 is not necessarily indicative of the results of operations which will be realized for the year ending December 31, 1997. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996, which is included in the Company's Form 10-KSB. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

B.    Acquisitions

      Effective March 1, 1996, the Company acquired HPS-Nevada, a Nevada corporation engaged in dental practice management, in exchange for 1,350,000 shares of the Company's common stock. Goodwill of $64,294, which was recognized in connection with the acquisition, was written off prior to December 31, 1996 based on expected consolidated future cash flows. On June 30, 1996, the Company acquired HPS-Illinois, an Illinois corporation engaged in dental practice management, in exchange for 1,350,000 shares of the Company's common stock.

      On January 31, 1997, HPS-Illinois acquired the net assets of RES, Inc. a dental care related service provider in Chicago, Illinois for $250,000, consisting of $125,000 in cash, 8,333 shares of the Company's common stock valued at $3.00 per share and a $100,000 promissory note. Subsequent to the acquisition, HPS-Illinois defaulted in the payment of the promissory note and RES, Inc. filed a legal action against HPS-Illinois. The lawsuit was settled by the Company and the Company agreed to pay RES, Inc. the remaining $90,000 balance under the promissory note as follows: $25,000 on or before September 30, 1997 and the remaining $65,000, with interest at 10% per annum, in 12 equal monthly installments of $5,715 commencing October 1, 1997.

      The above acquisitions have been accounted for by the purchase method of accounting with the assets acquired and the liabilities assumed being recorded at their fair values.


                                    9 of 17

C.    Notes Payable, Long-term Debt and Capital Lease Obligations

      During the three months ended March 31, 1997, the Company borrowed $500,000 from a bank, with interest at 15%, and utilized a portion of the proceeds to repay a $50,000 loan which had been made earlier in the period. In addition, the Company utilized $117,647 of this amount to fund the cash required to acquire RES, Inc. The remainder of the $500,000 was used for working capital and to reduce accounts payable. The Company also incurred long-term debt in the amount of $100,000 as a part of its acquisition of RES, Inc. Other reductions in notes payable, long-term debt and capital lease obligations amounted to $70,187 during the period.

D.    Bankruptcy Proceedings

      On March 23, 1995, the Company's wholly owned subsidiary DCSI, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In June 1996, the plan of reorganization (the "Plan"), was confirmed by the Bankruptcy Court of the Northern District of Oklahoma. In connection therewith, the Company issued 2,400,000 shares of its common stock in complete satisfaction of the third party liabilities of DCSI. Substantially all assets of DCSI are encumbered by liens which, in the event of failure of Plan performance, would entitle the lienholders to proceed against DCSI and its assets.

      Advances from DCMI and DMSI to DCSI which occurred prior to the voluntary petition are to be treated as unsecured claims while pre-petition and post-petition advances to DCSI from DCMI and DMSI, which represent advances for administrative purposes, are to be treated as priority claims. In the opinion of the bankruptcy counsel for DCSI it is reasonably possible that the following may occur and have an unfavorable outcome in that DCSI may face certain loss contingencies:

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


                                    10 of 17

E.    Subsequent Events and Contingencies

      On June 16, 1997, a lawsuit was filed in Nevada against DCMI by a company for $125,000. On September 19, 1997, the Court entered a default judgment against DCMI, which was subsequently set aside. DCMI's management believes that the lawsuit will be settled for less than $125,000.

      On July 24, 1997, a lawsuit was filed in Texas against DCMI by an individual for $175,000 alleging breach of contract and violation of certain securities laws. The case was subsequently settled for $100,000 and the issuance of 50,000 shares of the Company's common stock.

      The following are contingent liabilities of the Company due to provisions included in the corporate bylaws and pursuant to indemnification agreements between the Company and certain former officers:

            On July 1, 1997, a District Court in Tulsa, Oklahoma granted a judgment against certain former officers of the Company for $347,762, plus interest, for failure to pay bank debt in accordance with guarantees made by the former officers. The debt is scheduled to be paid under DCSI's bankruptcy plan of reorganization however, if the amount is not paid, the Company may be liable under an indemnification agreement.

            On July 17, 1997, the Internal Revenue Service (the "IRS") issued a final notice of intent to levy civil penalties for $195,709 against certain former officers of the Company relating to previous payroll tax liabilities of DCSI. Although the underlying debt is scheduled to be paid under DCSI's bankruptcy plan of reorganization, if the amount is not paid, the Company may be liable under an indemnification agreement. The IRS has verbally agreed to postpone any attempt to levy as long as DCMI is current in its withholding and payment of payroll taxes.

      On August 12, 1997, a lawsuit was filed against certain former officers of DCMI who had previously entered into an agreement to purchase 42,717 shares of DCMI's common stock from the plaintiff on July 31, 1997 for $3.50 per share. The lawsuit, which claims that the terms of the agreement had been breached, was filed for damages of $175,000. The lawsuit was settled by DCMI for $120,000 with payment to be made over a 3-year period.

      On August 27, 1997, certain former officers of DCMI who had previously entered into an agreement to purchase 17,932 shares of DCMI's common stock on July 31, 1997 from an individual for $3.50 per share, entered into a Forbearance and Revised Agreement for Repurchase of Shares (the "Revised Agreement"). Under the Revised Agreement, the individual, who is currently an employee of DCMI, agreed to extend the date at which the shares must be purchased to September 30, 1997 for 1/2 of the shares and December 31, 1997 for the balance of the shares. The Company is currently in default under the Revised Agreement.

      In August 1997, DCMI entered into a restructuring agreement (the "Restructuring Agreement") with certain former officers (the "Shareholder Group"), a creditor, Bridge Bank, and the following investment entities and advisors: Capital International Holdings, Inc. ("CIH"), Capital International Securities Group, Inc. ("CISG"), Motivo Investments Limited ("Motivo"), James Goldberg ("Goldberg"), JLG Trading, Inc. ("JLG"), Hudson Riverview Consulting, Inc. ("Hudson") and James Neifeld ("Neifeld") whereby DCMI agreed to satisfy its indebtedness to Bridge Bank with the proceeds from the sale of its common stock in two private placement offerings through CISG (the "Offerings"). The terms of the Restructuring Agreement are as follows:


                                    11 of 17

            The Shareholder Group agreed to deposit 3,698,218 shares of DCMI common stock into escrow to be released 2/3 to Motivo, 1/6 to Hudson and 1/6 to Neifeld pursuant to the following terms and conditions. Upon receipt by DCMI of the minimum amount in the first Offering, the common stock in escrow would be transferred into a voting trust to be voted by the trustee in accordance with instructions of Motivo, Hudson and Neifeld. Upon receipt by DCMI of the maximum amount in the first Offering, 1,849,109 shares of common stock would be transferred from the voting trust to Motivo, Hudson and Neifeld. Upon receipt by DCMI of the minimum amount in the second Offering, the remaining 1,849,109 shares of common stock would be transferred from the voting trust to Motivo, Hudson and Neifeld.

            The first Offering consisted of the sale of up to 10,000,000 shares of the Company's common stock at $.25 per share. In the third and fourth quarters of 1997, the Company sold 10,000,000 shares in the first Offering and received $2,500,000, which was used to pay certain liabilities, provide working capital and provide funds for future acquisitions.

            The second Offering is to consist of the sale of up to 1,800,000 shares of the Company's common stock at $2.50 per share. In May 1998, there was a reverse split of the Company's outstanding shares of common stock whereby the common stockholders were issued one (1) share of common stock for each five (5) shares held.

            The Restructuring Agreement also provides that (i) upon receipt of the minimum amount in the first Offering, Motivo shall have the right to elect up to five additional directors of DCMI; (ii) upon receipt of the maximum amount in the first Offering, DCMI shall grant CIH warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $1.00 per share; and (iii) upon receipt of the minimum amount in the second Offering, DCMI shall grant CIH warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.20 per share.

      In August 1997, the Company entered into three-year employment agreements with three of its employees. The employment agreements provide that each employee receive an annual salary of $72,000 with increases of 6% per year. In addition, the employees received options to purchase a total of 550,000 shares of the Company's common stock at the market value of the common stock at September 1, 1997.

      On August 28, 1997, the Company entered into an employment agreement with Dr. Charles Mitchell which provides that Dr. Mitchell will serve as DCMI's President and Chief Operations Officer through December 31, 2002. As compensation for his services, Dr. Mitchell is to receive an annual salary of $96,000 with increases of 6% per year, 100,000 shares of the Company's common stock, an annual cash bonus of 3% of the Company's annual pre-tax earnings and options to purchase up to 3,100,000 shares of the Company's common stock exercisable upon the achievement of certain earnings. In addition, Dr. Mitchell agreed to cause the sale of the operating assets of several dental practices (the "Practices") to DCMI in exchange for $200,000 and $1,000,000 of preferred stock which is convertible into 2,000,000 shares of DCMI's common stock. Subsequent to the sale, DCMI will assume the management of the Practices. The shares of common stock to be issued under the employment agreement shall be decreased proportionally to the extent the first six months pre-tax profits of the Practices do not equal $125,000. On November 1, 1997, DCMI acquired the operating assets of the Practices in a business combination accounted for as a purchase. The acquisition was completed through the payment of $200,000 and the issuance of 2,000,000 shares of the Company's common stock.

      The Series A preferred stock dividends of $100,000 ($.04 per share) are in arrears through December 1, 1997. Under the Company's agreement with the holders of the Series A preferred stock they have the right to appoint members to the Board of Directors with voting power equal to


                                    12 of 17

      50% if the dividends are not paid when due. In January 1998, the Company entered into an agreement with the holders of the preferred stock whereby they agreed that the preferred stock dividends for the period from November 1996 through November 1998 would be paid through the issuance of the Company's common stock.

F.    Continuation of the Company as a Going Concern

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the continuation of the Company as a going concern. As of March 31, 1997, the Company had a deficiency in working capital of $1,837,000 and has sustained substantial operating losses since inception. Although, the Company raised $2,500,000 from the sale of 10,000,000 shares of its common stock in the third and fourth quarters of 1997, the Company will need additional working capital to fund its future operations. In view of these matters, realization of the assets included in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions currently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


                                    13 of 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, product development, and other similar matters. All statements other than statements of historical fact contained in this Form 10-QSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements included herein.

Results of Operations

During the three months ended March 31, 1997, dental practice management revenues amounted to $1,387,611, which included $644,769 (47%) from the Las Vegas operations, $380,408 (27%) from the Tulsa operations and $362,434 (26%) from the Chicago operations. For the same period in the preceding year, dental practice management revenues amounted to $679,550, which included $183,859 (27%) from the Las Vegas operations and $495,691 (73%) from the Tulsa operations. The Company acquired the Las Vegas operations in March 1996 and the Chicago operations in July 1996.

On a pro forma basis, the Las Vegas operations would have had approximately $550,000 in dental practice management revenues during the three months ended March 31, 1996. Accordingly, dental practice management revenues from the Las Vegas operations have increased approximately 17% during the three months ended March 31, 1997 as compared to the same period in 1996 on a proforma basis. The increase is primarily attributed to the opening of an additional office at the end of 1996. During the three months ended March 31, 1997, the Las Vegas operations had a gross profit (before administrative costs and other income and expenses) of $47,026 as compared to a loss of $2,869 during the one month period ended March 31, 1996.

During the three months ended March 31, 1997, dental practice management revenues from the Tulsa operations declined 23% from the same period in the prior year. One office was closed as of the end of the third quarter of 1996, which accounted for 10% of the decline. A 25% decrease in revenues of one of the remaining offices accounted for the remaining 13% revenue decline. During the three months ended March 31, 1997, the Tulsa operations had a loss (before administrative costs and other income and expenses) of $44,901 as compared to a loss of $16,634 during the same period in 1996. The increase in the loss was the result of the revenue decrease of $115,358, which was partially offset by reductions in (i) clinical and operating compensation of $14,409, (ii) dental supplies and laboratory costs of $11,080, (iii) other operating costs of $26,410, (iv) advertising costs of $10,432 and (v) depreciation and amortization of $27,976.

During the three months ended March 31, 1997, revenues from the Chicago operations remained relatively stable as compared to the year earlier period on a proforma basis. For the three months ended March 31, 1997, the Chicago operations had a loss (before administrative costs and other income and expenses) of $26,219, approximately one-half of which was from start-up costs associated with a dental insurance company started by the Company during the first quarter of 1997. The dental insurance company's operations were discontinued during the fourth quarter of 1997.


                                    14 of 17

During the three months ended March 31, 1997, general and administrative expenses of the Company amounted to $470,624, compared to $284,852 for the same period in 1996, an increase of 65%. The principal components of the increase were higher compensation costs and higher travel costs associated with the additional dental practices under management by the Company in 1997.

Interest expense increased $49,821 (385%) during the three months ended March 31, 1997 as compared to the same period in 1996. The increase is primarily due to the increased debt at both the Las Vegas and Chicago locations, as well as working capital loans which the Company initiated during January 1997.

Liquidity and Capital Resources

As of March 31, 1997, the Company had a deficiency in working capital of $1,837,066, compared to a deficiency in working capital of $1,181,814 as of December 31, 1996, an increase of $655,252. The increase is primarily due to the loss for the three months ended March 31, 1997 of $560,642. Current assets decreased $390,169 during the three months ended March 31, 1997, primarily as a result of the collection of $424,375 from the trustee of the bankruptcy trust of a subsidiary of the Company. Current liabilities increased during the same period by $265,083, which was primarily due to the increase in notes payable of $500,000, offset by decreases in other current liabilities.

As of March 31, 1997, the Company's stockholders' equity amounted to $146,105 as compared to $506,747 at December 31, 1996. The decrease is attributable to the loss for the three months ended March 31, 1997 of $560,642, less $200,000 in common stock that was issued to retire a $175,000 note payable and $25,000 as partial consideration for the acquisition of RES, Inc. in January 1997.

During the three months ended March 31,1997, the Company purchased $20,000 in capital equipment and added equipment totaling $59,000 in connection with the acquisition of RES, Inc.

During the three months ended March 31, 1997, the Company borrowed $500,000 from Bridge Bank and utilized the proceeds to reduce its outstanding obligations. The $500,000 loan was exchanged for the Company's common stock in connection with the first Offering. (See Note E of Notes to Consolidated Financial Statements.)

As of March 31, 1997, the Company had a deficiency in working capital of approximately $1,837,000 and has sustained substantial operating losses since its inception. Although, the Company raised $2,500,000 from the sale of 10,000,000 shares of its common stock in the fourth quarter of 1997, the Company will need additional working capital to fund its future operations. (See Note F of Notes to Consolidated Financial Statements.)

Trends

There are no seasonal factors affecting the Company's business.


                                    15 of 17

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

      See Note E of Notes to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits - None

      (b)   Reports on Form 8-K - None during the three months ended March 31,
            1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DENTLCARE MANAGEMENT, INC.


Date: August 3, 1998                  By: /s/ Ron Stoeppelwerth
                                          -----------------------
                                          Ron Stoeppelwerth
                                          Chief Financial Officer and
                                          Principal Accounting Officer


                                    16 of 17