Form 10QSB
period 1997-06-30
DENTLCARE MANAGEMENT INC
filed 1998-08-17
CIK 1006728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended: June 30. 1997    Commission File Number: 0-28680

                           DENTLCARE MANAGEMENT, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                             88-0301637
-------------------------------                         ----------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

   Common Stock $0.001 par value                           10,934,867
   -----------------------------                 ----------------------------
             Class                               Outstanding at June 30, 1997

Transitional Small Business Disclosure Format:           Yes |_| No |X|

                           DENTLCARE MANAGEMENT, INC.

                                      INDEX

                                                                           Page

  PART I. Financial Information

  Item 1. Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                                3

          Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 1997 and 1996                  4

          Consolidated Statement of Stockholders' Equity -
          Six Months Ended June 30, 1997                                     5

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1997 and 1996                           6-8

          Notes to Consolidated Financial Statements
          Six Months Ended June 30, 1997 and 1996                          9-13

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    14-15

 PART II. Other Information                                                 16


                                     2 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                              June 30,     December 31,
                                                               1997           1996
                                                            (Unaudited)     (Audited)
                             ASSETS
Cash                                                        $    33,944    $    42,113
Barter currency (net of $128,778 & $142,032 reserves)            85,852         94,688
Accounts receivable (net of $423,939 & $423,939 reserves)       593,284        582,525
Due from trustee of subsidiary's bankruptcy trust                    --        449,375
Due from officers, stockholders and employees                    20,351         19,042
Prepaid expenses and supplies inventory                         104,922         90,454
                                                            -----------    -----------
    Total current assets                                        838,353      1,278,197

Net property & equipment                                      1,285,465      1,342,843
Barter currency, less current (net of $1,158,998 &
  $1,278,288 reserves)                                          772,665        852,194
Goodwill, net of amortization                                   187,358             --
Deposits and other                                               17,901         28,314
                                                            -----------    -----------

    Total assets                                            $ 3,101,742    $ 3,501,548
                                                            ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable - affiliate                                   $   495,765    $   496,684
Notes payable - other                                           700,000             --
Current portion of long-term obligations                        180,861        208,202
Accounts payable                                              1,168,768      1,053,068
Accrued expenses                                                557,216        497,041
Due to stockholders                                             207,266        205,016
                                                            -----------    -----------
Total current liabilities                                     3,309,876      2,460,011
                                                            -----------    -----------

Long-term obligations, less current portion                     322,805        512,328

Deferred revenue                                                     --         22,462

Stockholders' equity
Preferred stock                                               2,500,000      2,500,000
Common stock                                                     10,935         10,852
Additional paid-in capital                                    6,054,089      5,854,172
Deficit                                                      (7,972,207)    (6,734,521)
Due from trustee of subsidiary's bankruptcy trust            (1,123,756)    (1,123,756)
                                                            -----------    -----------
    Total stockholders' equity                                 (530,939)       506,747
                                                            -----------    -----------

    Total liabilities and stockholders' equity              $ 3,101,742    $ 3,501,548
                                                            ===========    ===========

See accompanying notes to consolidated financial statements.


                                     3 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                  1997            1996            1997            1996
Management fee revenues                      $  1,255,172    $  1,191,785    $  2,642,783    $  1,871,335

Cost of dental services:
  Clinical and operating compensation             698,520         481,819       1,455,669         802,188
  Dental supplies and laboratory costs            288,232         252,153         538,029         390,561
  Facility and equipment costs                    188,777         130,877         386,752         216,151
  Depreciation and amortization                    43,614          44,800          85,549          89,600
  Advertising                                      58,877          63,268         135,071         124,854
  Other costs                                     121,390          36,456         210,045          89,275
                                             ------------    ------------    ------------    ------------
                                                1,399,410       1,009,373       2,811,115       1,712,629
                                             ------------    ------------    ------------    ------------
Gross profit (loss)                              (144,238)        182,412        (168,332)        158,706

General and administrative expenses               473,431         318,511         944,055         596,606
Depreciation and amortization                       3,901           2,500           7,517           5,000
                                             ------------    ------------    ------------    ------------
Operating loss                                   (621,570)       (138,599)     (1,119,904)       (442,900)

Other income (expense):
  Other income                                     12,787           4,395          13,251           8,120
  Interest expense                                (68,261)        (12,334)       (131,033)        (25,285)
                                             ------------    ------------    ------------    ------------

Loss before income taxes                         (677,044)       (146,538)     (1,237,686)       (460,065)

Income taxes                                           --              --              --              --
                                             ------------    ------------    ------------    ------------

Net loss                                     $   (677,044)   $   (146,538)   $ (1,237,686)   $   (460,065)
                                             ============    ============    ============    ============

Net loss per common share                    $      (0.06)   $      (0.02)   $      (0.11)   $      (0.08)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     10,934,867       6,458,244      10,905,047       5,715,515
                                             ============    ============    ============    ============

See accompanying notes to consolidated financial statements.


                                    4 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 1997
                                   (Unaudited)

                                                                              Additional                   Due From       Stock-
                                       Preferred Stock       Common Stock      Paid-in                    Bankruptcy      holders'
                                     Shares    Amount      Shares     Amount   Capital       Deficit       Trustee        Equity
Balance at December 31, 1996         25,000  $2,500,000  10,851,700  $10,852  $5,854,172   $(6,734,521)  $(1,123,756)  $   506,747

Issuance of common stock in the
    acquisition of a denture
    laboratory and dental practice                            8,333        8      24,992                                    25,000

Issuance of common stock for the
    employee benefit                                         16,500       17         (17)                                       --

Issuance of common stock in
   exchange for note payable                                 58,334       58     174,942                                   175,000

Net loss for the period                                                                     (1,237,686)                 (1,237,686)
                                     ------  ----------  ----------  -------  ----------   -----------   -----------   -----------

Balance at June 30, 1997             25,000  $2,500,000  10,934,867  $10,935  $6,054,089   $(7,972,207)  $(1,123,756)  $  (530,939)
                                     ======  ==========  ==========  =======  ==========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.


                                    5 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                         Six Months Ended June 30,
                                                            1997           1996
Increase (decrease) in cash
Cash flows from operating activities:
    Cash received from customers                        $ 2,632,024    $ 1,671,087
    Cash paid to suppliers and employees                 (3,471,896)    (2,120,170)
    Interest paid                                           (73,473)       (25,285)
                                                        -----------    -----------

    Net cash used by operating activities                  (913,345)      (474,368)
                                                        -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                    (31,965)       (87,774)
    Proceeds from sale of assets                                450             --
    Bank overdrafts                                              --        (12,180)
    Due from officers and employees                             941        (24,960)
    Cash utilized to acquire dental practice
     and denture laboratory                                (117,647)            --
                                                        -----------    -----------

    Net cash used by investing activities                  (148,221)      (124,914)
                                                        -----------    -----------

Cash flows from financing activities:
    Proceeds from loans                                     750,000         37,601
    Repayments of notes and capital lease obligations      (145,978)      (285,554)
    Proceeds from bankruptcy trustee                        449,375             --
    Proceeds from common stock offering                          --      1,025,000
                                                        -----------    -----------

    Net cash provided by financing activities             1,053,397        777,047
                                                        -----------    -----------

Net increase (decrease) in cash                              (8,169)       177,765

Cash at beginning of period                                  42,113          5,127
                                                        -----------    -----------

Cash at end of period                                   $    33,944    $   182,892
                                                        ===========    ===========

                                                                       Continued

See accompanying notes to consolidated financial statements.


                                    6 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows - (Continued)
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                               1997           1996
Reconciliation of net loss to net cash used by
    operating activities

Net loss                                                   $(1,237,686)   $  (460,065)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation                                                87,711         31,600
    Amortization                                                 5,355         68,000
    Interest accrued on related party notes payable             24,081             --
    Gain on sale of property for debt                           (9,729)
    Decrease (increase) in barter currency, net                 88,365        110,889
    Decrease (increase) in accounts receivable                 (10,759)      (208,368)
    Decrease (increase) in prepaid expense and supplies
      inventory                                                (12,768)       (77,316)
    Decrease (increase) in deposits                                (77)        (1,714)
    Increase (decrease) in accounts payable and accrued
      expenses                                                 152,162         62,606
                                                           -----------    -----------

Net cash used in operating activities                      $  (913,345)   $  (474,368)
                                                           ===========    ===========

Supplementary schedule of noncash investing and financing activities

Acquisition of dental practices and denture laboratory:
    Increase in accounts receivable and other assets             1,700        350,000
    Increase in dental equipment                                59,485        350,000
    Increase in goodwill                                       192,713        150,000
    Deposit applied                                            (10,000)            --
    (Increase) in accounts payable                              (1,251)      (100,000)
    (Increase) in other notes payable and long-term debt      (100,000)      (750,000)
    (Increase) in common stock                                      (8)        (2,700)
    (Increase) decrease in additional paid in capital          (24,992)         2,700
                                                           -----------    -----------

      Cash received (used)                                 $  (117,647)   $        --
                                                           ===========    ===========

                                                                       Continued

See accompanying notes to consolidated financial statements.


                                    7 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows - (Continued)
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                   Six Months Ended June 30,
                                                      1997         1996
Supplementary schedule of noncash investing and
  financing activities, continued

Confirmation of plan of reorganization:
  Increase in due from trustee                            --   $ 2,035,353
  Decrease in notes payable                               --       773,571
  Decrease in accounts payable                            --       652,089
  Decrease in accrued expenses                            --       931,956
  Decrease in due to stockholders                         --       107,031
  (Increase) in common stock issued                       --        (2,400)
  (Increase) in additional paid in capital                --    (4,497,600)

Other transactions
  Common stock issued in exchange for notes
    payable                                          175,000            --
  Common stock and note issued as partial
    consideration for the acquisition of a
    denture laboratory and a dental practice         125,000            --

See accompanying notes to consolidated financial statements


                                    8 of 17

                   DentlCare Management, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

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

      The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. The consolidated financial statements as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 have not been audited. The consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated results of operations for the six months ended June 30, 1997 is not necessarily indicative of the results of operations which will be realized for the year ending December 31, 1997. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996, which is included in the Company's Form 10-KSB. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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


                                    9 of 17

C.    Notes payable, long-term debt and capital lease obligations

      During the six months ended June 30, 1997, the Company borrowed $600,000 from a bank and $100,000 from a private lender, with interest at 15%, and utilized a portion of the proceeds to repay a $50,000 loan which had been made earlier in the year. In addition, the Company utilized $117,647 of this amount to fund the cash required to acquire RES, Inc. The remainder of the loans were used for working capital and to reduce accounts payable. The Company also incurred long-term debt in the amount of $100,000 as a part of its acquisition of RES, Inc. In addition, the Company retired a $175,000 note through the issuance of 58,334 shares of its common stock. Other reductions in notes payable, long-term debt and capital lease obligations amounted to $95,978 during the period.

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


                                    10 of 17

E.    Subsequent events and contingencies

      On June 16, 1997, a lawsuit was filed against DCMI in Nevada by a company for $125,000. On September 19, 1997, the Court entered a default judgment against DCMI, which was subsequently set aside. DCMI's management believes that the lawsuit will be settled for less than $125,000.

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

            The Shareholder Group agreed to deposit 3,698,218 shares of DCMI common stock into escrow to be released 2/3 to Motivo, 1/6 to Hudson and 1/6 to Neifeld pursuant to the


                                    11 of 17
            following terms and conditions. Upon receipt by DCMI of the minimum amount in the first Offering, the common stock in escrow would be transferred into a voting trust to be voted by the trustee in accordance with instructions of Motivo, Hudson and Neifeld. Upon receipt by DCMI of the maximum amount in the first Offering, 1,849,109 shares of common stock would be transferred from the voting trust to Motivo, Hudson and Neifeld. Upon receipt by DCMI of the minimum amount in the second Offering, the remaining 1,849,109 shares of common stock would be transferred from the voting trust to Motivo, Hudson and Neifeld.

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

            The Restructuring Agreement also provides that (i) upon receipt of the minimum amount in the first Offering, Motivo shall have the right to elect up to five additional directors of DCMI; (ii) upon receipt of the maximum amount in the first Offering, DCMI shall grant CIH warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $1.00 per share; and (iii) upon receipt of the minimum amount in the second Offering, DCMI shall grant to CIH warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.20 per share.

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

      The Series A preferred stock dividends of $100,000 ($.04 per share) are in arrears through December 1, 1997. Under the Company's agreement with the holders of the Series A preferred stock, they have the right to appoint members to the Board of Directors with voting power equal to 50% if the dividends are not paid when due. In January 1998, the Company entered into an agreement with the holders of the preferred stock whereby they agreed that the preferred stock


                                    12 of 17
      dividends for the period from November 1996 through November 1998 would be paid through the issuance of the Company's common stock.

F.    Continuation of the Company as a Going Concern

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the continuation of the Company as a going concern. As of June 30, 1997, the Company had a deficiency in working capital of $2,472,000 and a deficiency in assets of $531,000. In addition, the Company has sustained substantial operating losses since its inception. Although, the Company raised $2,500,000 from the sale of 10,000,000 shares of its common stock in the third and fourth quarters of 1997, the Company will need additional working capital to fund its future operations. In view of these matters, realization of the assets included in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions currently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


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

Results of Operations

For the six months ended June 30, 1997, the Company's dental practice management revenues amounted to $2,642,783, which included $1,115,117 (42%) from the Las Vegas operations, $763,475 (29%) from the Tulsa operations and $764,191 (29%) from the Chicago operations. During the same period in 1996, dental practice management revenues amounted to $1,871,335, which included $899,442 (48%) from the Las Vegas operations and $971,893 (52%) from the Tulsa operations. The Company's acquired the Las Vegas operations in March 1996 and the Chicago operations in July 1996.

On a pro forma basis, the Las Vegas operations would have had approximately $1,349,000 in dental practice management revenues during the six months ended June 30, 1996. Accordingly, dental practice management revenues for the Las Vegas operations have decreased approximately 17% during the six months ended June 30, 1997 as compared to the same period in 1996 on a proforma basis. The decrease is primarily due to increased competition during the 1997 period. During the six months ended June 30, 1997, the Las Vegas operations had a loss (before administrative costs and other income and expenses) of $40,173 compared to a profit of $145,844 during the four months ended June 30, 1996. The loss in 1997 is primarily due to increases in amounts being retained by dentists and hygienists (32% of gross patient revenues in 1997 compared to 20% in 1996), due primarily to a shortage of dentists and hygienists in Nevada.

For the six months ended June 30, 1997, dental practice management revenues from the Tulsa operations declined 21% from the same period in the preceding year. One dental office was closed as of the end of the third quarter of 1996, which accounted for approximately 9% of the decline. During the six months ended June 30, 1997, the Tulsa operations had a loss (before administrative costs and other income and expenses) of $104,330 compared to a loss of $124,441 during the same period in 1996. While all operating costs were lower in 1997 as compared to 1996, primarily due to the closing of the dental office at the end of the third quarter of 1996, the decreased loss is primarily due to the elimination of goodwill related to the Tulsa operations at the end of 1996, which accounted for a decrease of $56,000 in depreciation and amortization for the six months ended June 30, 1997.

For the six months ended June 30, 1997, dental practice management revenues from the Chicago operations remained relatively stable as compared to the year earlier period on a proforma basis. During the six months ended June 30, 1997, the Chicago operations had a loss (before administrative costs and other income and expenses) of $23,829, the majority of which was attributable to start-up costs associated with a dental insurance company formed by the Company in the first quarter of 1997. The operations of the dental insurance company were discontinued in the fourth quarter of 1997.


                                    14 of 17

For the six months ended June 30, 1997, general and administrative expenses of the Company amounted to $944,055 compared to $596,606 for the same period in 1996, a 58% increase. The principal components of the increase were higher compensation costs and higher travel costs associated with the additional dental practices being managed by the Company during the 1997 period. General and administrative expenses in 1997 also includes an increase of $56,574 in the allowance for bad debts.

Interest expense increased $105,748 (418%) during the six months ended June 30, 1997 as compared to the same period in the prior year. The increase is primarily due to increases in debt in connection with acquisitions as well as working capital loans which the Company initiated during January 1997.

Liquidity and Capital Resources

As of June 30, 1997, the Company had a deficiency in working capital of $2,471,523, as compared to a deficiency in working capital of $1,181,814 as of December 31, 1996, an increase of $1,289,709. The increase is primarily due to the loss during the six months ended June 30, 1997 of $1,237,686. Current assets declined $439,844, primarily due to the collection of $449,375 from the trustee of the bankruptcy trust of a subsidiary of the Company. Current liabilities increased during the same period by $849,865, primarily due to the increase in notes payable of $700,000. As of June 30, 1997, the Company had a deficiency in assets of ($530,939) as compared to stockholders' equity of $506,747 at December 31, 1996. The decrease in stockholders' equity was primarily due to the loss for the six months ended June 30, 1997, less the issuance of $200,000 in common stock to retire a note payable and for the partial payment of the RES, Inc. acquisition.

During the six months ended June 30,1997, the Company acquired approximately $32,000 in capital equipment and added equipment of approximately $59,000 in connection with its acquisition of RES, Inc.

During the six months ended June 30, 1997, the Company borrowed $600,000 from a bank and $100,000 from a private lender and utilized the proceeds to reduce outstanding obligations. The $600,000 loan was exchanged for the Company's common stock in connection with the first private Offering. (See Note E of Notes to Consolidated Financial Statements.

As of June 30, 1997, the Company had a deficiency in working capital of approximately $2,472,000 and a deficiency in assets of approximately $531,000. In addition, the Company has sustained substantial operating losses since its inception. Although, the Company raised $2,500,000 from the sale of 10,000,000 shares of its common stock in the third and fourth quarters of 1997, the Company will need additional working capital to fund its future operations. (See Note F of Notes to Consolidated Financial Statements.)

Trends

There are no seasonal factors affecting the Company's business.


                                    15 of 17

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

See Note E of Notes to Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits - None

      (b)   Reports on Form 8-K - None during the three months ended June 30,
            1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DENTLCARE MANAGEMENT, INC.


Date: August 10, 1998                          By: /s/ Ron Stoeppelwerth
                                                   -----------------------------
                                                   Ron Stoeppelwerth
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer


                                    16 of 17