Form 10QSB
period 1997-09-30
DENTLCARE MANAGEMENT INC
filed 1998-08-19
CIK 1006728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1997 Commission File Number: 0-28680
                        ------------------                         -------

                           DENTLCARE MANAGEMENT, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                           88-0301637
-------------------------------                         -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

      Common Stock $0.001 par value                    15,334,867
      -----------------------------                 ----------------
                 Class                      Outstanding at September 30, 1997

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                           DENTLCARE MANAGEMENT, INC.

                                      INDEX

                                                                            Page

PART  I.    Financial Information

 Item 1.    Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996                         3

            Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1997 and 1996          4

            Consolidated Statement of Stockholders' Equity -
            Nine Months Ended September 30, 1997                             5

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996                   6-8

            Notes to Consolidated Financial Statements
            Nine Months Ended September 30, 1997 and 1996                   9-13

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  14-15

PART II.    Other Information                                               16


                                    2 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                         September 30,   December 31,
                                                                              1997          1996
                                                                          (Unaudited)     (Audited)
                                 ASSETS
Cash                                                                      $    67,266    $    42,113
Barter currency (net of $118,474 & $142,032 reserves)                          78,956         94,688
Accounts receivable (net of $473,103 & $423,939 reserves)                     533,068        582,525
Due from trustee of subsidiary's bankruptcy trust                                  --        449,375
Due from officers, stockholders and employees                                  21,491         19,042
Prepaid expenses and supplies inventory                                        79,909         90,454
                                                                          -----------    -----------
  Total current assets                                                        780,690      1,278,197

Net property & equipment                                                    1,256,657      1,342,843
Barter currency, less current (net of $1,066,263 & $1,278,288 reserves)       710,611        852,194
Goodwill, net of amortization                                                 175,847             --
Deposits and other                                                             17,736         28,314
                                                                          -----------    -----------

  Total assets                                                            $ 2,941,541    $ 3,501,548
                                                                          ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable - affiliate                                                 $   508,261    $   496,684
Notes payable - other                                                          25,000             --
Current portion of long-term obligations                                      217,438        208,202
Accounts payable                                                            1,403,255      1,053,068
Accrued expenses                                                              521,086        497,041
Due to stockholders                                                           210,372        205,016
                                                                          -----------    -----------
  Total current liabilities                                                 2,885,412      2,460,011
                                                                          -----------    -----------

Long-term obligations, less current portion                                   227,078        512,328

Deferred revenue                                                                   --         22,462

Stockholders' equity
Preferred stock                                                             2,500,000      2,500,000
Common stock                                                                   15,335         10,852
Additional paid-in capital                                                  6,999,689      5,854,172
Deficit                                                                    (8,562,217)    (6,734,521)
Due from trustee of subsidiary's bankruptcy trust                          (1,123,756)    (1,123,756)
                                                                          -----------    -----------
  Total stockholders' equity                                                 (170,949)       506,747
                                                                          -----------    -----------

  Total liabilities and stockholders' equity                              $ 2,941,541    $ 3,501,548
                                                                          ===========    ===========

See accompanying notes to consolidated financial statements.


                                    3 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                   1997             1996             1997            1996
Management fee revenues                       $  1,028,161     $  1,585,870     $  3,764,169     $ 3,393,505

Cost of dental services:
  Clinical and operating compensation              697,967          554,793        2,153,633       1,408,870
  Dental supplies and laboratory costs             224,565          249,646          855,819         560,207
  Facility and equipment costs                     192,959          131,297          579,711         300,175
  Depreciation and amortization                     42,802           64,706          128,351         169,306
  Advertising                                       52,918           88,714          187,989         213,568
  Other costs                                      128,376          182,901          338,421         372,865
                                              ------------     ------------     ------------     -----------
                                                 1,339,587        1,272,057        4,243,924       3,024,991
                                              ------------     ------------     ------------     -----------
Gross profit (loss)                               (311,426)         313,813         (479,755)        368,514

General and administrative expenses                227,840          446,196        1,171,450         945,607
Depreciation and amortization                        3,900            2,500           11,417           7,500
                                              ------------     ------------     ------------     -----------
Operating loss                                    (543,166)        (134,883)      (1,662,622)       (584,593)

Other income (expense):
  Other income                                          --           95,954           12,802         110,881
  Interest expense                                 (46,844)         (43,072)        (177,876)        (68,356)
                                              ------------     ------------     ------------     -----------

Loss before income taxes                          (590,010)         (82,001)      (1,827,696)       (542,068)

Income taxes                                            --               --               --              --
                                              ------------     ------------     ------------     -----------

Net loss                                      $   (590,010)    $    (82,001)    $ (1,827,696)    $  (542,068)
                                              ============     ============     ============     ===========

Net loss per common share                     $      (0.05)    $      (0.01)    $      (0.16)    $     (0.07)
                                              ============     ============     ============     ===========

Weighted average common shares outstanding      12,326,171       10,983,928       11,383,399       7,489,399
                                              ============     ============     ============     ===========

See accompanying notes to consolidated financial statements.


                                    4 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 1997
                                   (Unaudited)

                                                                          Additional                       Due From       Stock-
                               Preferred Stock          Common Stock        Paid-in                       Bankruptcy      holders'
                              Shares     Amount       Shares     Amount     Capital         Deficit        Trustee        Equity
Balance at December 31,
  1996                        25,000   $2,500,000   10,851,700   $10,852   $ 5,854,172    $(6,734,521)   $(1,123,756)   $   506,747

Issuance of common stock
  in the acquisition of
  a denture laboratory
  and dental practice                                    8,333         8        24,992                                       25,000

Issuance of common stock
  for the employee benefit                              16,500        17           (17)

Issuance of common stock in
 exchange for note payable                              58,334        58       174,942                                      175,000

Net proceeds from common
  stock offering                                     4,400,000     4,400       945,600                                      950,000

Net loss for the period                                                                    (1,827,696)                   (1,827,696)
                              ------   ----------   ----------   -------   -----------    -----------    -----------    -----------
Balance at September 30,
  1997                        25,000   $2,500,000   15,334,867   $15,335   $ 6,999,689    $(8,562,217)   $(1,123,756)   $  (170,949)
                              ======   ==========   ==========   =======   ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.


                                    5 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                      1997            1996
Increase (decrease) in cash

Cash flows from operating activities:
  Cash received from customers                    $ 3,918,626     $ 2,949,100
  Cash paid to suppliers and employees             (4,832,204)     (3,743,597)
  Interest paid                                      (177,876)        (68,356)
                                                  -----------     -----------

  Net cash used by operating activities            (1,091,454)       (862,853)
                                                  -----------     -----------

Cash flows from investing activities:
  Capital expenditures                                (46,647)       (160,789)
  Proceeds from sale of assets                            450              --
  Due to/from officers and employees                    2,907         (65,153)
  Cash received (utilized) in acquisitions           (117,647)          7,578
                                                  -----------     -----------

  Net cash used by investing activities              (160,937)       (218,364)
                                                  -----------     -----------

Cash flows from financing activities:
  Proceeds from loans                                 775,000          43,954
  Repayments of notes and capital
    lease obligations                                (196,831)        (36,059)
  Proceeds from bankruptcy trustee                    449,375         336,379
  Proceeds from common stock offering, net            250,000         792,000
                                                  -----------     -----------

  Net cash provided by financing activities         1,277,544       1,136,274
                                                  -----------     -----------

Net increase in cash                                   25,153          55,057

Cash at beginning of period                            42,113           5,127
                                                  -----------     -----------

Cash at end of period                             $    67,266     $    60,184
                                                  ===========     ===========

See accompanying notes to consolidated financial statements.


                                    6 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows - (Continued)
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                       1997          1996

Reconciliation of net loss to net cash used by operating activities

Net loss                                                           $(1,827,696)    $(542,068)
Adjustments to reconcile net loss to net cash used by
 operating activities:
  Depreciation                                                         131,201        64,600
  Amortization                                                           8,569       112,556
  Unrealized gain from marketable securities                                --       (90,000)
  Interest accrued on related party notes payable                       36,577            --
  Gain on sale of property for debt                                     (9,729)           --
  Decrease (increase) in barter currency, net                          157,315       225,365
  Decrease (increase) in accounts receivable                            49,457      (545,924)
  Decrease (increase) in prepaid expense and supplies inventory         12,245      (129,238)
  Decrease (increase) in deposits                                           88        (2,743)
  Increase (decrease) in accounts payable and accrued expenses         350,519        44,599
                                                                   -----------     ---------
Net cash used in operating activities                              $(1,091,454)    $(862,853)
                                                                   ===========     =========

Supplementary schedule of noncash investing and financing activities

Acquisition of dental practices and denture laboratory:
  Increase in accounts receivable and other assets                       1,700       188,887
  Increase in dental equipment                                          59,485       515,020
  Increase in goodwill                                                 192,713       464,294
  Deposit applied                                                      (10,000)           --
  (Increase) in accounts payable                                        (1,251)     (456,373)
  (Increase) in other notes payable and long term debt                (100,000)     (716,706)
  (Increase) in common stock                                                (8)       (2,700)
  (Increase) decrease in additional paid in capital                    (24,992)           --
                                                                   -----------     ---------
    Cash received (used)                                           $  (117,647)    $   7,578
                                                                   ===========     =========

                                                                       Continued

See accompanying notes to consolidated financial statements.


                                    7 of 17

                   DENTLCARE MANAGEMENT, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flows - (Continued)
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                      1997          1996
Supplementary schedule of noncash investing and
 financing activities, continued

Confirmation of plan of reorganization:
  Increase in due from trustee                                            --    $ 2,035,353
  Decrease in notes payable                                               --        773,571
  Decrease in accounts payable                                            --        652,089
  Decrease in accrued expenses                                            --        931,956
  Decrease in due to stockholders                                         --        107,031
  (Increase) in common stock issued                                       --         (2,400)
  (Increase) in additional paid in capital                                --     (4,497,600)

Other transactions
  Common stock issued in exchange for notes payable                  175,000             --
  Common stock and note issued as partial consideration for
   the acquisition of a denture laboratory and a dental practice     125,000             --
  Common stock from offering issued in exchange for notes payable    700,000

See accompanying notes to consolidated financial statements.


                                    8 of 17

                   DentlCare Management, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

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

      The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. The consolidated financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 have not been audited. The consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated results of operations for the nine months ended September 30, 1997 is not necessarily indicative of the results of operations which will be realized for the year ending December 31, 1997. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996, which is included in the Company's Form 10-KSB. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

      During the three months ended September 30, 1997, the Company retired the $600,000 bank loan and the $100,000 loan from a private lender through the issuance of 2,800,000 shares of its common stock. In addition, during the third quarter of 1997, the Company borrowed $25,000 from a private lender, which amount was repaid during the fourth quarter of 1997. Total cash reductions in notes payable, long-term debt and capital lease obligations amounted to $196,831 during the nine months ended September 30, 1997.

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


                                    10 of 17

            In the event that DCSI is charged with a breach of fiduciary obligations imposed on DCSI in the Bankruptcy Case, including such obligations arising from its status as debtor in possession, as reorganized debtor under the Plan and as Plan Committee member.

E.    Subsequent events and contingencies

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

      In August 1997, DCMI entered into a restructuring agreement (the "Restructuring Agreement") with certain former officers (the "Shareholder Group"), a creditor, Bridge Bank, and the following investment entities and advisors: Capital International Holdings, Inc. ("CIH"), Capital International Securities Group, Inc. ("CISG"), Motivo Investments Limited ("Motivo"), James Goldberg ("Goldberg"), JLG Trading, Inc. ("JLG"), Hudson Riverview Consulting, Inc. ("Hudson") and James Neifeld ("Neifeld") whereby DCMI agreed to satisfy its indebtedness to Bridge Bank with the proceeds from the sale of its common stock in two private placement


                                    11 of 17
      offerings through CISG (the "Offerings"). The terms of the Restructuring Agreement are as follows:

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


                                    12 of 17

      On October 31, 1997, DCMI acquired the assets and assumed certain liabilities of a dental practice in a business combination accounted for as a purchase.

      The Series A preferred stock dividends of $100,000 ($.04 per share) are in arrears through December 1, 1997. Under the Company's agreement with the holders of the Series A preferred stock they have the right to appoint members to the Board of Directors with voting power equal to 50% if the dividends are not paid when due. In January 1998, the Company entered into an agreement with the holders of the preferred stock whereby, they agreed that the preferred stock dividends for the period November 1996 through November 1998 would be paid through the issuance of the Company's common stock.

F.    Continuation of the Company as a Going Concern

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the continuation of the Company as a going concern. As of September 30, 1997, the Company had a deficiency in working capital of $2,105,000 and a deficiency in assets of $171,000. In addition, the Company has sustained substantial operating losses since its inception. Although, the Company raised $2,500,000 from the sale of 10,000,000 shares of its common stock in the third and fourth quarters of 1997, the Company will need additional working capital to fund its future operations. In view of these matters, realization of the assets included in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions currently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


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

Consolidated Results of Operations

During the nine months ended September 30, 1997, the Company's dental practice management revenues amounted to $3,764,169, which included $1,669,555 (44%) from the Las Vegas operations, $1,021,630 (27%) from the Tulsa operations and $1,072,984 (29%) from the Chicago operations. This compares to revenues of $3,393,505 during the same period in 1996, which included $1,562,257 (46%) from the Las Vegas operations, $1,461,474 (43%) from the Tulsa operations and $369,774 (11%) from the Chicago operations. The Company acquired the Las Vegas operations in March 1996 and the Chicago operations in July 1996.

On a pro forma basis, the Las Vegas operations would have had approximately $2,009,000 in dental practice management revenues during the nine months ended September 30, 1996. Accordingly, dental practice management revenues for the Las Vegas operations have decreased approximately 17% during the nine months ended September 30, 1997, as compared to the same period in 1996. The decrease is primarily due to increased competition during 1997. During the nine months ended September 30, 1997, the Las Vegas operations had a loss (before administrative costs and other income and expenses) of $39,173 compared to a profit of $450,881 during the seven months ended September 30, 1996. The reduction is primarily due to increases in the amounts being retained by the dentists and hygienists (33% of gross patient services during the 1997, as compared to 21% during 1996), due primarily to a shortage of licensed dentists and hygienists in Nevada. In addition, other compensation costs were 56% of dental practice management revenues during the nine months ended September 30, 1997 compared to 38% during the seven months ended September 30, 1996.

During the nine months ended September 30, 1997, dental practice management revenues from the Tulsa practices decreased $439,845 (30%) from the same period in 1996. One office was closed as of the end of the third quarter of 1996 and a second office was closed at the end of the second quarter of 1997, which accounted for most of the decline During the nine months ended September 30, 1997, the Tulsa operations had a loss from operations (before administrative costs and other income and expenses) of $296,005, compared to a loss of $244,094 during the same period in 1996. While all operating costs were lower in 1997 compared to 1996 because of the office closings, the increased loss is primarily due to a significant reduction in practice management revenues during the third quarter of 1997. Revenues declined $324,652 in the three months ended September 30, 1997, compared to the year earlier period, while costs declined $254,631 during the comparable periods.

During the six months ended June 30, 1997, dental practice management revenues from the Chicago operations remained relatively stable as compared to the year earlier period on a proforma basis. During


                                    14 of 17
the six months ended June 30, 1997 the Chicago operations had a loss from operations (before administrative costs and other income and expenses) of $23,829, the majority of which was attributed to start-up costs associated with a dental insurance company during the first quarter of 1997, which was discontinued during the fourth quarter of 1997. During the three months ended September 30, 1997, the Chicago operations had revenues of $308,794 compared to revenues of $369,774 during the same period in 1996, a decline of 16%. During the three months ended September 30, 1997, the Chicago operations had a loss of $102,021 compared to a profit of $5,114 during the 1996 period. Approximately 50% of the loss was due to higher compensation costs. The remainder of the loss was due to lower revenues in the 1997 period and losses of the dental insurance company that was discontinued during the fourth quarter of 1997.

During the nine months ended September 30, 1997, general and administrative expenses of the Company amounted to $1,171,450 as compared to $945,607 for the same period in 1996, an increase of 24%. The principal components of the increase were higher compensation costs and higher travel costs associated with the additional dental practices under management. The 1997 amount also includes an increase in the allowance for bad debts of $66,954 in 1997. There was no corresponding increase during the 1996 period. Commencing in early July 1997, the Company made substantial reductions in administrative compensation, professional fees and other administrative costs which resulted in administrative costs for the three months ended September 30, 1997 being $218,356 (49%) less than the corresponding 1996 period.

Interest expense increased $109,520 (160%) during the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is due to the increased debt at both the Las Vegas and Chicago locations, as well as the working capital loans which the Company initiated during the first month of the year. The working capital loans were converted into common stock during August 1997.

Liquidity and Capital Resources

As of September 30, 1997, the Company had a deficiency in working capital of $2,104,722, as compared to a deficiency in working capital of $1,181,814 as of December 31, 1996, an increase of $922,908. The increase was primarily due to the loss of $1,827,696 during the nine months ended September 30, 1997. Current assets declined $497,507, primarily due to the collection of $449,375 from the trustee of the bankruptcy trust of a subsidiary of the Company. Current liabilities increased during the same period by $425,401, which was primarily due to increases in accounts payable of $350,187.

During the nine months ended September 30,1997, the Company purchased $47,000 in capital equipment and added tangible capital assets of $59,485 in connection with the acquisition of the denture laboratory and dental practice in January 1997.

During the nine months ended September 30, 1997, the Company borrowed $600,000 from a bank and $100,000 from a private lender and utilized the proceeds to reduce other obligations. The loans were converted to common stock during August 1997. (See Note E of Notes To Consolidated Financial Statements.)

As of September 30, 1997, the Company had a deficiency in working capital of $2,105,000 and a deficiency in assets of $171,000. In addition, the Company has sustained operating losses since its inception. Although the Company raised $2,500,000 from the sale of 10,000,000 shares of common stock during the third and fourth quarters of 1997, the Company will need additional working capital to fund its future operations. (See Note F of Notes To Consolidated Financial Statements.)

Trends

There are no seasonal factors affecting the Company's business.


                                    15 of 17

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

See Note F of Notes To Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits - None

      (b)   Reports on Form 8-K

            On September 2, 1997, the Company filed a Current Report on Form 8-K announcing a change in control of the Company and the appointment of Charles R. Mitchell, D.D.S. as the Company's President and Chief Operations Officer and a Director.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DENTLCARE MANAGEMENT, INC.


Date: August 12, 1998                   By: /s/ Ron Stoeppelwerth
                                            ------------------------------------
                                            Ron Stoeppelwerth
                                            Chief Financial Officer and
                                            Principal Accounting Officer


                                    16 of 17